Form 10-Q
period 2004-10-02
Gold Kist Inc.
filed 2004-11-16
CIK 1292215

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   June 27, 2004    to    October 2, 2004

Commission File Number: 000-50925

                              GOLD KIST INC.
           (Exact name of registrant as specified in its charter)

   DELAWARE                                       20-1163666
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

244 Perimeter Center Parkway, N.E., Atlanta, Georgia  30346
(Address of principal executive offices)            (Zip Code)

                              (770) 393-5000
            (Registrant's telephone number, including area code)

                         June 26, 2004
(Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X          No

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                  Yes              No   X

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.01 Per Share Par Value - 50,716,505 shares outstanding as of November 12, 2004.




                               GOLD KIST INC.


                                    INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets -
             June 26, 2004 and October 2, 2004              1

           Consolidated Statements of Operations -
             Three Months Ended September 27, 2003
             (13 Weeks) and October 2, 2004 (14 Weeks)      2

           Consolidated Statements of Cash Flows -
             Three Months Ended September 27, 2003
             (13 Weeks) and October 2, 2004 (14 Weeks)      3

           Notes to Consolidated Financial
             Statements                                   4 - 15

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                         16 - 29

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                  30

  Item 4.  Controls and Procedures                         31

Part II.   Other Information

  Item 1.  Legal Proceedings                               32

  Item 2.  Changes in Securities and Use of Proceeds     32 - 33

  Item 6.  Exhibits                                        34



                                                                   Page 1
Item 1.  Financial
         Statements
                               GOLD KIST INC.
                         CONSOLIDATED BALANCE SHEETS
          (Dollar Amounts, Except Per Share Amounts, in Thousands)
                                 (Unaudited)

                                                   June 26,     October 2,
                                                     2004          2004
          ASSETS
Current assets:
   Cash and cash equivalents                       $136,699       175,289
   Receivables, net                                 137,654       115,015
   Inventories                                      232,905       238,892
   Deferred income taxes                             20,482        15,732
   Other current assets                              31,564        38,577
      Total current assets                          559,304       583,505
Investments                                          12,760        13,072
Property, plant and equipment, net                  231,657       247,398
Deferred income taxes                                20,060        13,215
Other assets                                         62,076        65,652
                                                   $885,857       922,842

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt                                $ 21,167        20,875
   Accounts payable                                  75,292        84,121
   Accrued compensation and related expenses         52,074        42,556
   Other current liabilities                         65,526        88,049
       Total current liabilities                    214,059       235,601
Long-term debt, less current maturities             282,954       281,408
Accrued pension costs                                53,825        37,387
Accrued postretirement benefit costs                  7,539         6,760
Other liabilities                                    42,865        44,138
       Total liabilities                            601,242       605,294
Patrons' and other equity:
   Common stock, $1.00 par value - Authorized
     500,000 shares; issued and outstanding
     2,449 at June 26, 2004 and 2,317 at
     October 2, 2004                                      2             2
     Patronage  reserves                            219,964       232,569
   Accumulated other comprehensive loss             (44,422)      (42,318)
   Retained earnings                                109,071       127,295
       Total patrons' and other equity              284,615       317,548
                                                   $885,857       922,842



      See Accompanying Notes to Consolidated Financial Statements.

                                                           Page 2



                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Amounts in Thousands)
                                 (Unaudited)

                                             Three Months Ended
                                       Sept. 27, 2003   Oct. 2, 2004
                                         (13 Weeks)      (14 Weeks)
Net sales volume                            $516,688       646,511
Cost of sales                                453,998       554,142
 Gross margins                                62,690        92,369
Distribution, administrative and
 general expenses                             24,271        31,011
Conversion expenses and advisory
 fees                                              -         2,522
 Net operating margins                        38,419        58,836
Other income (deductions):
 Interest and dividend income                    173           635
 Interest expense                             (7,603)       (8,514)
 Miscellaneous, net                            4,242         1,833
   Total other deductions, net               (3,188)       (6,046)
 Margins from operations before
   income taxes                               35,231        52,790
Income tax expense                            11,746        18,772
 Net margins                                $ 23,485        34,018


   See Accompanying Notes to Consolidated Financial Statements.

                                                                   Page 3
                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)
                                                   Three Months Ended
                                              Sept. 27, 2003  Oct. 2, 2004
                                                (13 Weeks)     (14 Weeks)
Cash flows from operating activities:
    Margins from operations                       $ 23,485       34,018
 Non-cash items included in margins from
    operations:
    Depreciation and amortization                    9,964       10,030
    Pension and other benefit plans expense          1,824        2,515
    Deferred income tax expense                     11,746       10,355
    Other                                            1,860       (1,988)
    Changes in operating assets and liabilities:
    Receivables                                     (8,046)      22,639
    Inventories                                     (9,753)      (5,987)
    Other current assets                               300       (1,594)
    Accounts payable, accrued and other expenses    10,471       20,209
Net cash provided by operating activities           41,851       90,197
Cash flows from investing activities:
 Acquisitions of property, plant and equipment      (3,992)     (25,160)
 Contributions to pension and other benefit plans     (609)     (14,505)
 Proceeds from disposal of investments                 42             -
 Other                                               2,793       (2,865)
Net cash used in investing activities               (1,766)     (42,530)
Cash flows from financing activities:
 Principal repayments of long-term debt            (34,976)      (1,914)
 Payments of capitalized financing costs                 -         (444)
 Patronage refunds and other equity paid in cash    (2,260)      (6,719)
Net cash used in financing activities              (37,236)      (9,077)
Net change in cash and cash equivalents              2,849       38,590
Cash and cash equivalents at beginning of period    11,026      136,699
Cash and cash equivalents at end of period        $ 13,875      175,289
Supplemental disclosure of cash flow information:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)         $  8,000       13,712
    Income taxes, net                             $ (2,984)     (10,663)



        See Accompanying Notes to Consolidated Financial Statements.

                                                                      Page 4
                               GOLD KIST INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Amounts in Thousands)
                                 (Unaudited)

 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist" or the "Company") as of October 2, 2004 and for the fourteen weeks ended October 2, 2004. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements in the Company's previously filed Annual Report on Form 10-K for the fiscal year ended June 26, 2004.

     The Company employs a 52/53-week fiscal year. On October 20, 2004, the Board of Directors of the Company determined to change the fiscal year of the Company from the Saturday after the last Thursday in June to the Saturday after the last Thursday in September. Fiscal 2005 will be a 52-week year beginning October 3, 2004 and ending October 1, 2005. The transition period from June 27, 2004 to October 2, 2004 was fourteen weeks as compared to thirteen weeks in the quarter ended September 27, 2003.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, the results of operations, and the cash flows of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for interim periods are not necessarily indicative of results for the entire fiscal year.

     Management of Gold Kist has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reporting of revenue and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from these estimates.

2.  Receivables

    Receivables are principally trade and are stated net of an allowance for doubtful accounts of $1.4 million and $1.5 million as of June 26 and October 2, 2004, respectively.

3.  Comprehensive Income

    Comprehensive income was $24.5 million and $36.1 million for the quarters ended September 27, 2003 and October 2, 2004, respectively.

4.   Inventories

     Inventories consist of the following:

                                     June 26, 2004      Oct. 2, 2004
     Live poultry and hogs              $110,535           102,936
     Marketable products                  69,621            87,562
     Raw materials and supplies           52,749            48,394
                                        $232,905           238,892

     Live poultry and hogs consist of broilers, market hogs and breeding stock. Broilers are stated at the lower of cost or market and breeders are stated at cost less accumulated amortization. Costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead. Breeder costs include acquisition of chicks from parent stock breeders, feed, medication, labor and production costs that are accumulated up to the production stage and then amortized over their estimated useful life of thirty-six weeks. Market hogs include costs of feed, medication, feeder pigs, labor and production overhead. Pork breeder herds include cost of breeder gilts acquired from parent stock breeders, feed, medications and production costs that are accumulated up to production stage and then amortized over twenty-four months. The pork breeders are included in other assets - noncurrent in the consolidated financial statements and are not significant. If market prices for inventories move below carrying value, the Company records adjustments to write down the carrying values of these inventories.

     Marketable products consist primarily of dressed and further processed poultry. The Company has historically accounted for marketable products inventory principally at selling prices less estimated brokerage, freight and certain other selling costs where applicable (estimated net realizable value). The Company has begun to focus its growth efforts and production on further-processed or value-added poultry products and anticipates that an increasing amount of its poultry sales will be from further-processed products. As such, the Company began accounting for its marketable products inventory at the lower of cost or market during the second quarter of fiscal 2004.

     Raw materials and supplies consist of feed ingredients, hatching eggs, packaging materials and operating supplies. These inventories are stated, generally, at the lower of cost (first-in, first-out or average) or market. Gold Kist engages in forward purchase contracts and commodity futures and options transactions to secure necessary feed ingredient requirements and manage the risk of adverse price fluctuations with regard to its feed ingredient purchases. Changes in the fair value of these derivatives, except for forward purchase contracts on which the Company takes physical delivery, have been recorded through earnings.

 5.  Property, Plant and Equipment

     Property, plant and equipment is summarized as follows:

                                        June 26,         Oct. 2,
                                          2004            2004
     Land and land improvements         $ 32,105          32,161
     Buildings                           213,598         214,368
     Machinery and equipment             436,807         433,633
     Construction in progress             13,726          33,959
                                         696,236         714,121
     Less accumulated depreciation       464,579         466,723
                                        $231,657         247,398

     Depreciation and amortization included in cost of goods sold in the accompanying consolidated statements of operations were $8.5 million and $8.8 million for the quarters ended September 27, 2003 and October 2, 2004, respectively.

6.  Long-Term Debt

    Long-term debt is summarized as follows:

                                                   June 26,      Oct. 2,
                                                     2004         2004
     Senior notes, due 2014                         $197,016     197,092
     Series B senior exchange notes, due in annual
       installments of $2,728 and a final
       installment of $5,450 due May 30, 2010 with
       interest payable quarterly (interest rate
       of 11.25% at June 26, 2004 and 8.75% at
       October 2, 2004)                               21,818      21,818
     Series C senior exchange notes, due in annual
       installments of $2,272 and a final
       installment of $4,550 due May 30, 2010 with
       interest payable quarterly (interest rate
       of 11.50% at June 26, 2004 and 9.00% at
       October 2, 2004)                               18,182      18,182
     Term loan agreement with agricultural credit
       bank, due in semi-annual installments of
       $1,785 with interest payable monthly
       (interest rate of 9.16% at June 26, 2004
       and 8.41% at October 2, 2004)                  30,365      30,365
     Term loan agreement with agricultural credit
       bank, due in quarterly installments of $600
       with interest payable monthly (weighted
       average interest rate of 4.67% at June 26,
       2004 and 5.43% at October 2, 2004)              9,000       7,800
     Subordinated capital certificates of interest
       with original fixed maturities ranging from
       seven to fifteen years, unsecured (weighted
       average interest rate of 8.14% at June 26
       and October 2, 2004)                           17,764      17,147
     Tax exempt industrial revenue bond due July 2015
       with variable interest rate (.9% at June 26,
       2004 and 1.8% at October 2, 2004)               7,500       7,500
     Mortgage loans, due in monthly installments to
       January 2010, secured by an office building
        (weighted  average  interest rate of 5.06%)    2,476       2,379
                                                     304,121     302,283
     Less current maturities                          21,167      20,875
                                                    $282,954     281,408

     In March 2004, the Company issued the senior notes in a private offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933 in the principal amount of $200 million. The stated interest rate on the senior notes is 10.25%, with interest payable semi-annually on March 15 and September 15. The Senior Notes were issued at a price of 98.47% and are reflected net of the discount of $3.0 million in the accompanying consolidated balance sheet at October 2, 2004. The discount amount is being amortized to interest expense over the ten-year term of the senior notes under the interest method yielding an effective interest rate of approximately 10.50%. The Company has exchanged the senior notes for identical registered notes.

     The Company repaid approximately $70.0 million principal amount of the senior notes, plus $7.2 million in prepayment penalties, on November 12, 2004 with a portion of the proceeds from Gold Kist's initial public offering completed on October 13, 2004 (see Note 9).

     Concurrent with the issuance of the senior notes, the Company amended its Senior Secured Credit Facility to provide for a revolving line of credit in an aggregate principal amount of $125 million, including a sub-facility of up to $60 million for letters of credit, for a term of three
     years.   The  interest rate on the facility ranges from 1.00%  to  2.00%
     over the prime rate for base rate advances or 2.25% to 3.25% over the London InterBank Offered Rate (LIBOR) for Eurodollar advances, adjusted quarterly based on the Company's financial position. Borrowings under the facility will be limited to the lesser of $125 million and a borrowing base determined by reference to a percentage of the collateral value of the accounts receivable and inventories securing the facility. As of October 2, 2004, there was approximately $93.7 million available for borrowing under this facility.

     The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. The agreements also include other financial covenants. At October 2, 2004, the Company was in compliance with all applicable loan covenants under its senior notes and credit facilities.

7.  Employee Benefits

     Effective January 1, 2004, the Company's qualified pension plan was prospectively amended. For benefits earned in calendar 2004 and future years, the basic pension formula was changed from 50% to 45% of final average earnings, early retirement benefits were reduced and other changes were made. The pension benefits earned by employees through 2003 were unchanged.

     In October 2002, the Company substantially curtailed its postretirement life insurance plans and in April 2003, the Company substantially curtailed its postretirement medical plan for existing retirees.Retired employees eligible under the plan between the ages of 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees.

     At June 26, 2004, the Company had a minimum pension liability of $44.4 million, net of the deferred tax benefit of $26.5 million. The minimum pension liability, net of deferred taxes, has been included as a component of patrons' and other equity in accumulated other comprehensive loss. At October 2, 2004, the Company had a minimum pension liability of $42.3 million, net of the deferred tax benefit of $25.2 million.

     Components of net periodic benefit cost for the quarter ended September 27, 2003 and October 2, 2004 are as follows:

                                                           Postretirement
                                      Pension  Benefits  Insurance  Benefits
                                        2003     2004       2003      2004
     Service cost                     $ 1,674    1,190         -         -
     Interest cost                      2,672    2,459        78        56
     Estimated return on plan assets   (3,398)  (2,582)        -         -
     Amortization of transition asset     (60)       -         -         -
     Amortization of prior service
       cost (gain)                        455      120    (2,587)   (2,587)
     Amortization of net loss             570    1,055     2,089     1,759
      Net periodic benefit cost
      (income)                        $ 1,913    2,242      (420)     (772)

     The Company made a pension contribution of $15.0 million in August 2004 and plans an additional contribution of approximately $8.0 million in November 2004.

8.   Contingent Liabilities

     Four female employees of the Company's Corporate Office Information Services (I/S) Department filed an EEOC sex discrimination suit against the Company in the United States District Court for the Northern District of Georgia asserting gender based claims about employment and promotion decisions in the Corporate Office I/S Department. One of the employees continues to be employed by the Company. After its administrative consideration of the claims, the EEOC has issued "Right to Sue" letters to the four complainants in these claims, meaning that the EEOC will not sue or participate in a suit against the Company on behalf of the parties in these actions nor will it pursue a systemic discrimination charge in this matter. The action provides that the individuals could then pursue their claims and litigation on their own should they so desire. The four complainants filed an action in federal district court on March 19, 2003, seeking class certification for their claims of gender discrimination, unspecified monetary damages and injunctive relief. The Company intends to defend the litigation vigorously.

     The Company has been named as a defendant in a purported class action lawsuit filed in the U.S. District Court for the Northern District of Alabama alleging that the Company's production contracts with its growers constitute unfair practices or arrangements that have permitted the Company to manipulate the prices of live poultry and have damaged independent live poultry producers in violation of the Federal Packers and Stockyards Act of 1921. The Company believes that the substantive and class claims alleged in this lawsuit are without merit. The Company intends to defend the suit vigorously and believes that this lawsuit will not have a material adverse effect on the Company.

     Gold Kist is a party to various other legal, environmental and administrative proceedings, all of which management believes constitute ordinary routine litigation incidental to the business conducted by Gold Kist and are not material in amount.

 9.  Subsequent Event - Conversion and Initial Public Offering

     On  October  13,  2004,  after completion  of  required  approvals  and conditions, the Plan of Conversion (the "Plan") of Gold Kist Inc. became effective and Gold Kist converted from a cooperative marketing association to a for-profit business corporation through a merger into a wholly owned subsidiary, Gold Kist Holdings Inc., a Delaware corporation. In connection with the conversion, Gold Kist Holdings Inc. changed its name to Gold Kist Inc. The plan of conversion was contingent upon an initial public offering of common stock. On October 13, 2004, Gold Kist completed an initial public offering of 12,000,000 shares of common stock, par value $0.01 per share, at an initial public offering price of $11.00 per share and in November 2004, the underwriters exercised their overallotment option to purchase an additional 1,600,000 million shares at the offering price of $11.00 per share. The shares issued in the initial public offering, including shares issued pursuant to the underwriters overallotment option, are in addition to 36.4 million shares of common stock issued to members and former member equity holders in the conversion.

     The conversion was accounted for using the historical carrying values of the assets and liabilities of Gold Kist. Immediately following the conversion and the initial public offering, Gold Kist's cooperative membership common stock and patronage reserves were reclassified to par value of common stock and additional paid in capital.

     On October 13, 2004, the date the conversion became effective, all patronage interests in Gold Kist were extinguished and the members and former member equity holders of Gold Kist became entitled to receive consideration in the form of Gold Kist common stock or cash, or both, as provided in the Plan.

     After underwriting discounts and other estimated expenses, net proceeds from the common stock offering were approximately $135.9 million. A portion of the proceeds of this offering was used to repay $70.0 million in aggregate principal amount of our outstanding senior notes plus an additional $7.2 million of prepayment penalties on November 12, 2004. The prepayment penalty of $7.2 million and 35% of deferred financing costs totaling $2.9 million will be recognized as interest expense in the quarter ending January 1, 2005.

     The remaining proceeds of the offering, together with $46.9 million of cash on hand will be used to distribute $105.6 million to our members and former member equity holders for certain outstanding membership interests and patronage equity either in redemption of patronage equity immediately prior to the conversion or in connection with the conversion. We expect to make these payments in December 2004.

     In connection with the conversion of the Company into a for-profit corporation and the completion of its initial public offering, the Company implemented the Gold Kist Long-Term Incentive Plan. At the discretion of the Compensation, Nominating and Corporate Governance Committee of the Board of Directors, which administers the plan, employees, consultants and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, performance awards, restricted stock, stock units, dividend equivalents or other stock based awards. Awards under the plan may be granted singly, in combination, or in tandem. The Company has reserved up to 4,000,000 shares for issuance upon the exercise of awards under the Long-Term Incentive Plan.

     The Company's Board of Directors approved the grant of restricted stock upon the closing of the offering on October 13, 2004. Total grants of 716,505 shares having a fair market value of approximately $7.9 million were issued. The restricted stock will vest on the third anniversary of the date of grant, and the Company will recognize the fair market value of the restricted stock granted as compensation expense in its consolidated statements of operations over the vesting period.

     Expenses of $2.5 million, including legal, printing, distribution and accounting fees related to the conversion of the Company from a cooperative marketing association to a for-profit corporation and advisory fees and legal expenses related to an unsolicited offer to acquire the Company received in October 2004 are included in the accompanying consolidated statement of operations for the quarter ended October 2, 2004. The Company expects additional conversion expenses approximating $3.0 million in the quarter ending January 1, 2005.

10.  Supplemental Combining Condensed Financial Statements

     The Company's senior notes are jointly and severally guaranteed by the Company's domestic subsidiaries, which are 100% owned by Gold Kist (the "Parent"), except for GK Insurance Inc., a wholly owned captive insurance company domiciled in the State of Vermont.

     The following are the unaudited supplemental combining condensed balance sheets as of June 26, 2004 and October 2, 2004, the supplemental  combining  condensed statements  of  operations  for  the quarter  ended  September  27,  2003  and  October  2,  2004,  and  the
     supplemental combining condensed statements of cash flows for the quarter ended September 27, 2003 and October 2, 2004. The only intercompany eliminations are the normal intercompany revenues, borrowings and investments in wholly owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries, which are 100% owned by the Parent, are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

                                                                    Page 12
                                    As of June 26, 2004
Balance Sheet:     Parent  Guarantor   Non-Guarantor
                    Only  Subsidiaries  Subsidiary  Eliminations Consolidated
ASSETS
Current assets:
 Cash and cash
  equivalents     $134,035       135       2,529             -      136,699
 Receivables, net  135,939     8,297      25,109       (31,691)     137,654
 Inventories       232,509       396           -             -      232,905
 Deferred income
  taxes and other
  current assets    32,509      (351)     19,888             -       52,046
  Total current
    assets         534,992     8,477      47,526       (31,691)     559,304
Investments         33,822         -           -       (21,062)      12,760
Property, plant
 and equipment,
 net               231,368       289           -             -      231,657
Deferred income
 taxes and
 other assets       63,419     9,585       9,132             -       82,136
                  $863,601    18,351      56,658       (52,753)     885,857

LIABILITIES AND
 PATRONS' EQUITY
Current
 liabilities:
 Notes payable
  and current
  maturities of
  long-term
  debt            $ 21,167         -           -             -       21,167
 Accounts payable  106,728       255           -       (31,691)      75,292
 Accrued
  compensation and
  related expenses  52,059        15           -             -       52,074
 Other current
  liabilities       42,723        10      22,793             -       65,526
  Total current
    liabilities    222,677       280      22,793       (31,691)     214,059
Long-term debt,
 less current
 maturities        282,954         -           -             -      282,954
Accrued pension
 costs              53,825         -           -             -       53,825
Accrued
 postretirement
 benefit costs       7,539         -           -             -        7,539
Other liabilities   11,991       325      30,549             -       42,865
  Total
    liabilities    578,986       605      53,342       (31,691)     601,242
Patrons' and other
 equity            284,615    17,746       3,316       (21,062)     284,615
                  $863,601    18,351      56,658       (52,753)     885,857

                                                                     Page 13
                                   As of October 2, 2004
Balance Sheet:     Parent  Guarantor   Non-Guarantor
                    Only  Subsidiaries  Subsidiary   Eliminations Consolidated
ASSETS
Current assets:
 Cash and cash
  equivalents     $166,430       313       8,546             -       175,289
 Receivables, net  113,478    11,474      31,636       (41,573)      115,015
 Inventories       238,432       460           -             -       238,892
 Deferred income
  taxes and         other
  current assets    27,503       545      26,261             -        54,309
  Total current
    assets         545,843    12,792      66,443       (41,573)      583,505
Investments         35,252         -           -       (22,180)       13,072
Property, plant
 and equipment,
 net               247,118       280           -             -       247,398
Deferred income
 taxes and other
 assets             64,144     5,363       9,360             -        78,867
                  $892,357    18,435      75,803       (63,753)      922,842

LIABILITIES AND
 PATRONS' EQUITY
Current
 liabilities:
 Notes payable
  and current
  maturities of
  long-term debt  $ 20,875         -           -             -        20,875
 Accounts payable  125,372       322           -       (41,573)       84,121
 Accrued
  compensation
  and related
  expenses          42,540        16           -             -        42,556
 Other current
  liabilities       47,671         5      40,373             -        88,049
  Total current
    liabilities    236,458       343      40,373       (41,573)      235,601
Long-term debt,
 less current
 maturities        281,408         -           -             -       281,408
Accrued pension
 costs              37,387         -           -             -        37,387
Accrued
 postretirement
 benefit costs       6,760         -           -             -         6,760
Other liabilities   12,796       325      31,017             -        44,138
  Total
    liabilities    574,809       668      71,390       (41,573)      605,294
Patrons' and other
 equity            317,548    17,767       4,413       (22,180)      317,548
                  $892,357    18,435      75,803       (63,753)      922,842

                          Three Months (13 Weeks) Ended September 27, 2003
Statement of       Parent   Guarantor   Non-Guarantor
  Operations:       Only   Subsidiaries  Subsidiary   Eliminations Consolidated
Net sales volume  $515,375       514       3,995        (3,196)      516,688
Cost of sales      452,576       520       4,098        (3,196)      453,998
Gross margins
 (loss)             62,799        (6)       (103)            -        62,690
Distribution,
 administrative
 and general
 expenses           24,051       200          20             -        24,271
Net operating
 margins (loss)     38,748      (206)       (123)            -        38,419
Interest, income
 Taxes and other,
  net              (15,263)    1,759         319        (1,749)      (14,934)
Net margins (loss)$ 23,485     1,553         196        (1,749)       23,485

                                                                     Page 14
                          Three Months (14 Weeks) Ended October 2, 2004
Statement of       Parent  Guarantor   Non-Guarantor
  Operations:       Only  Subsidiaries  Subsidiary   Eliminations Consolidated
Net sales volume  $646,265       795       3,070       (3,619)      646,511
Cost of sales      555,214       725       1,822       (3,619)      554,142
Gross margins       91,051        70       1,248            -        92,369
Distribution,
 administrative
 and general
 expenses           33,286       215          32            -        33,533
Net operating
 margins (loss)     57,765      (145)      1,216            -        58,836
Interest, income
 taxes and other,
 net               (23,747)      166        (119)      (1,118)      (24,818)
Net margins       $ 34,018        21       1,097       (1,118)       34,018

                         Three Months (13 Weeks) Ended September 27, 2003
Statement of       Parent  Guarantor   Non-Guarantor
  Cash Flows:       Only  Subsidiaries  Subsidiary   Eliminations Consolidated
Net cash provided
 by (used in)
 operating
 activities       $ 44,049    (2,203)          5            -        41,851
Cash flows from
 investing
 activities:
 Acquisitions of
  property, plant
  and equipment     (3,992)        -           -            -        (3,992)
 Contributions to
  pension and
  other benefit
  plans               (609)        -           -            -          (609)
 Proceeds from
  disposal of
  investments           42         -           -            -            42
 Other                 481     2,312           -            -         2,793
Net cash provided
 by (used in)
 investing
 activities         (4,078)    2,312           -            -        (1,766)
Cash flows from
 financing
 activities:
 Principal
  repayments of
  long-term debt   (34,976)        -           -            -       (34,976)
 Patronage refunds
  and other equity
  paid in cash      (2,260)        -           -            -        (2,260)
Net cash used in
 financing
 activities        (37,236)        -           -            -       (37,236)
Net change in cash
 and cash
 equivalents         2,735       109           5            -         2,849
Cash and cash
 equivalents,
 beginning of
 period              8,353       164       2,509            -        11,026
Cash and cash
 equivalents,
 end of period    $ 11,088       273       2,514            -        13,875

                                                                     Page 15

                          Three Months (14 Weeks) Ended October 2, 2004
Statement of       Parent  Guarantor   Non-Guarantor
  Cash Flows:       Only  Subsidiaries  Subsidiary   Eliminations Consolidated
Net cash provided
 by (used in)
 operating
 activities       $ 84,654      (474)       6,017           -        90,197
Cash flows from
 investing
 activities:
 Acquisitions of
  property, plant
  and equipment    (25,160)        -           -            -       (25,160)
 Contributions to
  pension and
  other benefit
  plans            (14,505)        -           -           -        (14,505)
 Other              (3,517)      652           -           -         (2,865)
Net cash provided
 by (used in)
 investing
 activities        (43,182)      652           -           -        (42,530)
Cash flows from
 financing
 activities:
 Principal
  repayments of
  long-term debt    (1,914)        -           -           -         (1,914)
 Payments of
  capitalized
  financing costs     (444)        -           -           -           (444)
 Patronage refunds
  and other equity
  paid in cash      (6,719)        -           -           -         (6,719)
Net cash used in
 financing
 activities         (9,077)        -           -           -         (9,077)
Net change in cash
 and cash
 equivalents        32,395       178       6,017           -         38,590
Cash and cash
 equivalents,
 beginning of
 period            134,035       135       2,529           -        136,699
Cash and cash
 equivalents,
 end of period    $166,430       313       8,546           -        175,289

                                                                     Page 16
ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF CONSOLIDATED RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

General

After two decades of rapid growth, the broiler industry is maturing and will be dependent on new and value-added product development, as well as expanded export opportunities, for continued revenue growth. Production and operating efficiencies will also be necessary for increased profitability. In addition, the industry is undergoing consolidation as a number of acquisitions and mergers have occurred in the last five years. The market share of the top five U.S. firms in terms of ready-to-cook broiler meat production has increased from approximately 49% to 60% during that period, and this trend is expected to continue.

The industry has experienced volatility in results of operations over the last five years and expects the volatility to continue in the foreseeable future. Volatility in results of operations is generally attributable to fluctuations, which can be substantial, in broiler sales prices and cost of feed grains. Broiler sales prices tend to fluctuate due to supply of chicken, viability of export markets, supply and prices of competing meats and proteins, animal health factors in the global meat sector and general economic conditions.

Broiler sales prices were generally strong during most of fiscal 2002 due to an improved supply/demand balance. Strong export demand, principally from Russia, favorably impacted both foreign and domestic markets and fueled higher broiler prices through the first eight months of fiscal 2002. However, on March 10, 2002, Russia banned the import of U.S. poultry. This led to downward pressure on broiler sales prices due to excess domestic supply. Export sales industry-wide declined by approximately 20% during the fourth quarter of fiscal 2002. Although the Russian ban on U.S. imports was lifted in April 2002 and product specifications and other issues were resolved in August 2002, fiscal 2003 sales to Russia were 60% below levels prior to the embargo. Increased domestic supplies and higher supplies of competing meats continued the downward pressure on broiler sales prices through the majority of fiscal 2003. Resumption of export sales to Russia and improved domestic demand for chicken products contributed to improved broiler prices through fiscal 2004. Domestic demand was driven by new product introductions in fast food and quick service restaurants and higher overall per capita consumption of chicken.

Market prices for broiler products reached their highest levels since 1999 during our 2004 fiscal year. However, broiler sales prices have declined in the quarter ended October 2, 2004 from the June 2004 quarter due to increased supply and higher inventory levels and are not expected to improve during the next fiscal quarter ending January 1, 2005. Net operating margins for the next fiscal quarter are expected to be adversely affected by lower average broiler sales prices as compared to the current quarter ended October 2, 2004 and the comparable quarter ended December 27, 2003.

According to the USDA World Agricultural Outlook Board (WAOB), the forecast for calendar 2004 U.S. broiler meat production is 33.76 billion pounds, ready-to-cook weight, 4.2% above the 32.40 billion pounds produced in
calendar  2003.   The WAOB October estimate for calendar  2005  broiler  meat production is 34.85 billion pounds, which is a 3.2% increase from the calendar 2004 estimate.

Our export sales historically have been less than 10% of total net sales. Our export sales, which we define as sales other than to customers in the United States or Canada, for fiscal 2002, 2003, 2004 and for the quarter ending October 2, 2004 were $74.2 million, $56.4 million, $99.2 million and $25.8 million, respectively. The U.S. poultry industry historically has exported 15% to 20% of domestic production, principally dark meat products. Any disruption in the export markets can significantly impact domestic broiler sales prices by creating excess domestic supply. Starting in fiscal 2000, poultry export markets strengthened as demand from Russia increased due to changes in import tariffs and improved economic conditions due to the rise in world oil prices, which led to increased consumption. Increased demand continued through fiscal 2001 due in part to the ban on red meat imports from the European Union. Strong export sales continued through the first half of fiscal 2002, increasing 49% over the same period in fiscal 2001. However, due to the Russian ban, export sales for the last quarter of fiscal 2002 decreased 32.6% from export sales in the same period in fiscal 2001. The drop in export sales continued in fiscal 2003, decreasing 24% from fiscal 2002. Due to the resumption of sales to Russia, export sales in fiscal June 2004 and for the quarter ending October 2, 2004 were significantly higher than for the same periods in 2003. In December 2003, Russia implemented a quota system that has reduced U.S. poultry imports by an estimated 30% from levels prior to the embargo. This quota could negatively affect our exports in future periods. During several months in 2004, China, Japan and several smaller chicken importing countries banned all imports of certain broiler products from the United States due to chickens in several states testing positive for avian influenza. Also, as a result of this event, Russia and Hong Kong banned the import of broiler products from the affected states. Although our broiler production operations are not located in the states that were affected, any implementation of similar bans in the future could negatively affect our results of operations.

The cost of feed grains, primarily corn and soybean meal, represents approximately 60% of total live broiler production costs or approximately 35% of the Company's cost of sales. Prices of feed grains fluctuate in response to worldwide supply and demand. Corn and soybean meal prices increased significantly in fiscal 2003 with soybean meal prices further increasing significantly in fiscal 2004, due to stronger worldwide demand and reduced U.S. crops due to weather problems in grain producing areas. Barring widespread weather or other problems, worldwide soybean and corn production is expected to increase, which may favorably impact feed ingredient costs in fiscal 2005. The U.S. grain harvest is approximately 80% complete, and both cash and futures market prices for soybean meal and corn have declined.

We believe that we can reduce the impact of industry volatility on our results by increasing our value-added product lines, continuing to improve our cost structure and continuing our commitment to a strategy to grow private label sales. In March 2004, we improved our capital position and financial leverage through the issuance of the senior notes. In October 2004, our capital position was further improved through the conversion of the Company from a cooperative marketing association to a for-profit corporation and the completion of our initial public stock offering. The proceeds from the offering and $46.9 million of cash on hand will be used to provide cash to Gold Kist members in connection with the conversion and to repay certain indebtedness.

General issues such as increased domestic and global competition in the meat industry, heightened concerns over the safety of the U.S. food supply, volatility in feed grain commodity prices and export markets, increasing government regulation over animal production and animal welfare activism continue as significant risks and challenges to profitability and growth both for Gold Kist and the broiler industry. References in this transition report to "fiscal 2005," "fiscal 2004," "fiscal 2003," "fiscal 2002," "fiscal 2001,"
and "fiscal 2000" refer to the Company's fiscal years ending or ended October 1, 2005, June 26, 2004, June 28, 2003, June 29, 2002, June 30, 2001 and July
1, 2000, respectively.

                            RESULTS OF OPERATIONS

Net Sales Volume

Gold Kist's net sales volume for the quarter ended October 2, 2004 increased 25.1% compared to the quarter ended September 27, 2003. The increase in net sales volume was due primarily to an approximate 10.6% increase in average broiler sales prices and a 13.3% increase in broiler pounds produced and sold for the quarter ended October 2, 2004. The extra week in the period contributed approximately two-thirds of the increase in broiler pounds sold. An overall strengthening economy, favorable production levels, improved export demand and higher prices in the beef and pork meat sectors contributed to stronger demand and higher broiler sales prices in the quarter ended October 2, 2004 as compared to the September 2003 quarter. Current diet trends emphasizing low fat proteins such as chicken and new product introductions in fast food and quick service restaurants have also favorably impacted product demand. However, average broiler sales prices for the quarter ended October 2, 2004 were 9.1% below prices for the quarter ended June 26, 2004. Increased supply was the principal factor leading to the decline of prices from the June quarter. Broiler sales prices have not improved in recent weeks and this trend is expected to continue at least through the next fiscal quarter ending January 1, 2005.

Our export sales of $25.8 million for the quarter ended October 2, 2004 were 40.5% higher than the September 2003 quarter, due to increased prices, the continuation of shipments to Russia and increased demand from other countries. In addition, the extra week in the period contributed to the increase. Our export sales to Russia increased 55.1% in pounds shipped and 56.0% in dollar value from $5.4 million for the quarter ended September 27, 2003 to $8.5 million for the quarter ended October 2, 2004.

Net Operating Margins

The Company had net operating margins of $58.8 million for the quarter ended October 2, 2004 compared to net operating margins of $38.4 million in the comparable period last year. The increase in net operating margins in the September 2004 period as compared to the September 2003 period was due primarily to higher broiler selling prices and increased volume, partially offset by higher feed ingredient costs, principally soybean meal. Feed costs for the quarter ended October 2, 2004 were 23.9% higher than the quarter ended September 27, 2003. This increase was due primarily to a 38.1% increase in the Company's average per ton price of soybean meal and a 12.5% increase in the Company's average per bushel price of corn compared to prices in the comparable period in the prior year. The increased feed grain costs were due primarily to adverse weather conditions experienced late in the 2003 growing season. Feed costs for the quarter ended October 2, 2004 were 1.0% below feed costs for the quarter ended June 26, 2004. This decrease was due primarily to a 9.9% decrease in the Company's average per bushel price of corn partially offset by a 4.8% increase in the Company's average per ton price of soybean meal as compared to prices in the quarter ended June 2004. Although cash market prices for both soybean meal and corn declined in the quarter ended October 2, 2004, the Company's ability to benefit from these price declines was mitigated by priced forward purchase contracts that were entered into in order to secure a portion of the Company's feed ingredient requirements. This was the result of cash market prices for both soybean meal and corn below the prices that were fixed on a portion of the Company's forward purchase contracts.

The 27.8% year-to-date increase in distribution, administrative and general expenses was principally due to the additional week of expenses and increased incentive compensation accruals associated with the higher net margins for the quarter ended October 2, 2004 compared to the September 2003 period. We also experienced higher benefit costs during the quarter ended October 2, 2004, which contributed to the increase.

Expenses of $2.5 million including legal, printing, distribution and accounting fees related to the conversion of the Company from a cooperative marketing association to a for-profit corporation are deducted in determining net operating margins. Also included are advisory fees and legal expenses related to an unsolicited proposal to acquire the Company received in October 2004. The Company expects additional conversion expenses approximating $3.0 million in the quarter ending January 1, 2005.

Other Deductions

Other deductions, including interest expense and miscellaneous, totaled $6.0 million for the quarter ended October 2, 2004, compared to $3.2 million for the comparable period last year.

Interest expense was $8.5 million for the quarter ended October 2, 2004, compared to $7.6 million for the comparable period last year. The increase in interest expense was principally due to the higher interest rate on the senior notes as compared to the average rates on other indebtedness outstanding at September 27, 2003 that was repaid with the proceeds from the senior notes in March 2004.

Miscellaneous, net was an income of $1.8 million for the quarter ended October 2, 2004, compared to $4.2 million for the comparable period last year. Gains from the sale of assets and from the settlement in August 2003 of notes receivable that exceeded their carrying value were the primary items resulting in the income amount in the September 2003 quarter. The notes receivable were acquired from the parent corporation of the other general partner of a pecan processing and marketing partnership dissolved in January 2003. Income from a hog production joint venture with another regional cooperative was $1.1 million for the quarter ended October 2, 2004 as compared to $0.3 million for the quarter ended September 27, 2003 due to improved hog market prices brought about by increased demand.

Income Tax Expense

For the quarter ended October 2, 2004, our combined federal and state effective income tax rate used to calculate the tax expense on the margins before income taxes was 35.6%. Income tax expense for the periods presented reflects income taxes at statutory rates adjusted principally for available tax credits and deductible nonqualified cash patronage refunds and equity redemptions.

                       LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is dependent upon cash flow from operations and external sources of financing.

In March 2004, the Company issued $200.0 million aggregate principal amount of senior notes. The interest rate on the senior notes is 10.25%, with interest payable semi-annually on March 15 and September 15. The senior notes were issued at a price of 98.47% and are reflected net of the unamortized discount of $3.0 million in the accompanying consolidated balance sheet at October 2, 2004. We repaid approximately $70.0 million of these notes, plus the payment of $7.2 million in prepayment penalties, on November 12, 2004 with a portion of the proceeds from the Company's initial public offering completed on October 13, 2004. The repayment of $70.0 million, the prepayment penalty of $7.2 million and the write-off of 35% of deferred financing costs totaling $2.9 million will be recorded in the consolidated financial statements for the quarter ended January 1, 2005.

In connection with the offering of our senior notes, we amended the terms of our senior credit facility to provide for a revolving line of credit in an aggregate principal amount of $125.0 million, including a sub-facility of up to $60.0 million for letters of credit, for a term of three years. The facility is secured by a security interest in substantially all of our assets, including all of our present and future accounts receivable and inventory, property, plant and equipment and the stock of certain of our subsidiaries. Borrowings under the facility are limited to the lesser of $125.0 million and a borrowing base determined by reference to a percentage of the collateral value of the accounts receivable and inventories, including our broiler and breeder flocks, securing the facility. As of October 2, 2004, we had approximately $93.7 million available for borrowing under this facility.

The terms of debt agreements specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, commodity hedging contracts and additional loans, advances or investments. The agreements also include other financial covenants. These covenants are described in more detail in the Annual Report on Form 10-K for the fiscal year ended June 26, 2004 for Gold Kist Inc. (the Georgia cooperative marketing association).

At October 2, 2004, we were in compliance with all applicable loan covenants and other credit facilities.

For the quarter ended October 2, 2004, cash provided by operating activities was $90.2 million compared to cash provided from operating activities of $41.9 million for the quarter ended September 27, 2003. The increased cash flow was due to the operating results for the quarter ended October 2, 2004 as adjusted for non-cash items, principally depreciation and amortization, and deferred income taxes. Cash used in financing activities for the quarter ended October 2, 2004 was $9.1 million compared to $37.2 million for the comparable September 2003 period. The payment of the $5.9 million cash portion of the fiscal 2004 nonqualified patronage refund was the principal item in the net cash used in financing activities for the quarter ended October 2, 2004. At October 2, 2004, the Company had cash of $162.0 million invested in short term interest bearing instruments.

Working capital and patrons' and other equity were $347.9 million and $317.5 million, respectively, at October 2, 2004 as compared to $345.2 million and $284.6 million, respectively, at June 26, 2004. Working capital provided through earnings and higher current asset levels contributed to the increase as of October 2, 2004 as compared to June 26, 2004. The increase in patrons' and other equity reflects the net margins for the quarter ended October 2, 2004 partially offset by $0.8 million of equity redemptions and $2.3 million representing the accrued cash portion of the quarter ended October 2, 2004 patronage refunds reclassified to a current liability. We expect the cash portion of the patronage refund will be paid in December 2004.

For the quarter ended October 2, 2004, cash expenditures were approximately $0.5 million for equity redemptions, net of insurance proceeds from our equity insurance program. In August 2003, our Board of Directors suspended the early cashing of notified equity at the request of the holder, but continued to pay the full face value to the estates of deceased equity holders, subject to a $4.0 million annual limitation on total equity cashings. The redemption of patrons' equity was subject to the discretion of our Board of Directors. As a consequence of the conversion of Gold Kist from a cooperative marketing association to a for-profit corporation, all members' and former member equity holders' patronage equity has been redeemed for cash, exchanged for common stock or both, and the equity insurance program has been discontinued.

We spent approximately $25.2 million in capital expenditures for the quarter ended October 2, 2004, which includes expenditures for expansion of further processing capacity and technological advances in our poultry production and processing. In addition, capital expenditures included other asset improvements and necessary replacements. Management plans to fund fiscal 2005 capital expenditures and related working capital needs with existing cash balances and cash expected to be provided from operations.

Effective January 1, 2004, we prospectively amended our qualified pension plan. For benefits earned in 2004 and future years, the basic pension formula was changed from 50% to 45% of final average earnings, early retirement benefits were reduced, and the lump sum distribution option is no longer available. The pension benefits earned by employees through 2003 were unchanged. We made a pension plan contribution of $15.0 million in August

2004 and plan to make an additional contribution of approximately $7.5 million in November 2004.

We issued 12,000,000 shares of our common stock in our initial public offering at a price of $11.00 per share and converted to a for-profit corporation on October 13, 2004. In November 2004, the underwriters exercised their overallotment option to purchase an additional 1.6 million shares at the offering price of $11.00 per share. We will distribute $46.9 million of our cash on hand as well as the remaining proceeds from our initial public offering to members and former member equity holders in connection with our conversion and redemption. We expect to make these payments in December 2004.

We believe cash on hand, cash equivalents and cash expected to be provided from operations, in addition to borrowings available under our amended senior credit facility, will be sufficient to maintain cash flows adequate for our operational objectives during fiscal 2005.

Important Considerations Related to Forward-Looking Statements

The statements contained in this report regarding our future financial and operating performance and results, business strategy, market prices, future commodity price risk management activities, plans and forecasts and other statements that are not historical facts are forward-looking statements, as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "should," "would," "could", "plan," "budget" and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other "forward-looking" information. These statements may also involve risks and uncertainties that could cause our actual results of operations or financial condition to materially differ from our expectations, including, but not limited to:

     - fluctuations in the cost and availability of raw materials, such as feed ingredients;
     - changes in the availability and relative costs of labor and contract growers;
     - market conditions for finished products, including competitive factors and the supply and pricing of alternative meat proteins;
     - effectiveness of our sales and marketing programs;
     - disease outbreaks affecting broiler production and/or marketability of our products;
     - contamination of products, which can lead to product liability and product recalls;
     - access   to  foreign  markets  together  with  foreign   economic
       conditions;

     - acquisition activities and the effect of completed acquisitions;
     - pending or future litigation;
     - the  ability  to obtain additional financing or make payments  on our debt;
     - regulatory   developments,   industry   conditions   and   market
       conditions; and
     - general economic conditions.

Any forward-looking statements in this report are based on certain assumptions and analysis made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. You are therefore cautioned not to place undue reliance on such forward-looking statements. We do not intend to update any forward-looking statements contained in this document. When considering our forward-looking statements, also keep in mind the risk factors and other cautionary statements in this report and in other reports that we file with the Securities and Exchange Commission.

Critical Accounting Policies

There were no material changes in the Company's critical accounting policies during the quarter ended October 2, 2004.

Effects of Inflation

The major factor affecting our net sales volume and cost of sales is the change in market prices for broilers, hogs and feed grains. The prices of these commodities are affected by world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation can, however, adversely affect our operating costs such as labor, energy and material costs.

New Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position No. SFAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003," or FSP 106-2. FSP 106-2 supersedes FSP 106-1 issued in January 2004 and sets forth accounting for the impact of the Medicare Prescription Drug Improvement, and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. Due to the substantial curtailment of our postretirement medical benefits plan, FSP 106-2 will not have a significant impact on our consolidated financial statements.

                                Risk Factors

Risks Relating to Our Business

Industry cyclicality, especially fluctuations in the supply of broiler products, affects the prevailing market price of broiler products, our sales and our earnings.

Profitability in the broiler industry is materially affected by the prevailing price of broiler products, which is primarily determined by supply and demand factors in the market. In recent years, the profitability of companies in the broiler industry has been adversely affected from time to time by excess supplies of broiler products in the market. As a result of the efficiencies in the U.S. broiler market, even modest increases in the broiler supply in the United States can significantly decrease the market prices at which we can sell our broiler products. Such increases in domestic supply can arise as a result of unanticipated decreases in export demand, among other reasons. Given the perishable nature of broiler products, we are unable to manage inventories to address any short-term changes in market prices. As a result, from time to time we are forced to sell our broiler products at a loss. Because we sell a relatively small percentage of our products under fixed-price contracts, increases in the overall supply of broiler products and any related decrease in broiler prices adversely affect our operating results. This has resulted and will continue to result in fluctuations in our earnings. Market prices for broiler products reached their highest levels since 1999 during our 2004 fiscal year. Broiler sales prices have recently declined and are not expected to continue at fiscal 2004 levels.

Fluctuations in commodity prices of feed ingredients materially affect our earnings.

A significant portion of the cost of producing our broiler products consists of amounts spent in connection with purchasing corn and soybean meal, our primary feed ingredients. As a result, fluctuations in feed ingredient prices materially affect our earnings. While prices of these items increase from time to time, we may not be able to pass through any increase in the cost of feed ingredients to our customers. High feed ingredient prices have had a material adverse effect on our operating results in the past. We periodically seek, to the extent available, to enter into advance purchase commitments or commodity futures contracts for the purchase of a portion of our feed ingredients in an effort to manage our feed ingredient costs. However, the use of such instruments may not be successful in limiting our exposure to market fluctuations in the cost of feed and may limit our ability to benefit from favorable price movements.

Furthermore, the production of feed ingredients is positively or negatively affected by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, as well as the agricultural policies of the United States and foreign governments. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect the supply of feed ingredients, as well as both the industry's and our ability to obtain feed ingredients, grow broilers and deliver products. Any such change would have a material negative impact on our business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Significant competition in the broiler industry with other vertically integrated broiler companies, especially companies with greater resources, may make us unable to compete successfully in this industry, which would adversely affect our business.

The broiler industry is highly competitive. Some of our competitors have greater financial and marketing resources than we do. In general, the competitive factors in the U.S. broiler industry include price, product quality, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, we believe competition is based on consistent quality, product development, customer service and price. In the U.S. retail market, we believe that competition is based on product quality, brand awareness, customer service and price. We also face competition from non-vertically integrated further processors with regard to our further-processed products. The highly competitive conditions in the broiler industry could force us to reduce prices for our products, which would adversely affect our results of operations and financial condition.

The loss of one of our large customers could have a material adverse effect on our results of operations.

Sales to our top ten customers represented approximately 32.8% of our net sales during the quarter ended October 2, 2004 and during such period, approximately 11.3% of our net sales were to our largest customer. We do not have long-term contracts with any of our major customers and, as a result, any of our major customers could significantly decrease or cease their business with us with limited or no notice. If we lost one or more of our major customers, or if one or more of our major customers significantly decreased its orders from us, our business, sales and results of operations could be materially and adversely affected.

Foreign embargos, decreased export demand, oversupply of broiler products and competing products and bans on exported chicken and livestock would have an adverse effect on our business.

We are an exporter to Russia and other former Soviet republics, China, the Pacific Rim, the Middle East, South Africa, South and Central America and the Caribbean Islands. Any decrease in exports to foreign countries based on embargos, decreased demand, oversupply of broiler products or competing products or bans on exported chicken may have an adverse effect on our ability to export chicken and other products. Such occurrences would also likely increase the supply of broilers and competing products in the United States, which would likely result in lower prices for broiler products and could adversely affect our business. For example, in 2002 and 2003, export sales to Russia declined due to an embargo on certain imported meats, leading to a domestic oversupply and a decrease in the market price of chicken. Russia has implemented import quotas on chicken and other meats that reduce U.S. broiler imports to approximately 70% of 2002 levels. In addition, for several months in 2004, China, Japan and several smaller chicken importing countries banned all imports of broiler products from the

United States due to several chickens in Delaware and Texas testing positive for avian influenza. Also as a result of this event, Russia and Hong Kong banned the import of broiler products from Delaware and Texas for a period of time. Any implementation of similar bans in the future or the implementation of quotas or other import restrictions would adversely affect our domestic and export sales and our results of operations.

We have been, and may in the future be, subject to claims and liabilities under environmental, health, safety and other laws and regulations, which could be significant.

Our operations are subject to various federal, state, local and foreign environmental, health, safety and other laws and regulations, including those governing air emissions, wastewater discharges and the use, storage, treatment and disposal of hazardous materials. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations by governmental agencies or courts. In addition, we anticipate increased regulation by various governmental agencies concerning food safety, the use of medication in feed formulations, the disposal of animal by-products and wastewater discharges. Furthermore, business operations currently conducted by us or previously conducted by others at real property owned or operated by us, business operations of others at real property formerly owned or operated by us and the disposal of waste at third party sites expose us to the risk of claims under environmental, health and safety laws and regulations. For example, we have received notice letters designating us as a potentially responsible party for alleged environmental contamination at a site that we previously owned. Other properties we own or owned in the past have been designated for cleanup under federal and state environmental remediation statutes, which could result in further liabilities to us. In addition, we are subject to potential claims for residual environmental liabilities arising out of our sale of our Agri-Services business in 1998. The agreements related to our disposition of certain properties require that we indemnify the buyer of such properties with regard to any associated environmental liabilities. We could incur material costs or liabilities in connection with claims related to any of the foregoing. The discovery of presently unknown environmental conditions, changes in environmental, health, safety and other laws and regulations, enforcement of existing or new laws and regulations and other unanticipated events could give rise to expenditures and liabilities, including fines or penalties, that could have a material adverse effect on our business, operating results and financial condition.

If our products become contaminated, we may be subject to product liability claims and product recalls.

Our products may be subject to contamination by disease producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E. coli. These pathogens are found generally in the environment and, therefore, there is a risk that they, as a result of food processing, could be present in our processed products. These pathogens can also be introduced to our products as a result of improper handling at the further processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling procedures once our products have been shipped for distribution. Even if a product is not contaminated when it leaves our facility, illness and death may result if the pathogens are not also eliminated at the further processing, foodservice or consumer level. Increased sales of further-processed products could lead to increased risks in this area. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls (which may not entirely mitigate the risk of product liability claims) and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on our business, reputation and prospects.

Outbreaks  of  livestock  diseases  in  general,  and  broiler  diseases   in
particular,   could  significantly  restrict  our  ability  to  conduct   our
operations.

Events beyond our control, such as the outbreak of disease, could significantly restrict our ability to conduct our operations. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh broiler products, pork or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects. For example, because several chickens in Delaware and Texas tested positive for avian influenza earlier this year, several countries imposed import bans and the infected flocks were destroyed. See "--Foreign embargos, decreased export demand, oversupply of broiler products and competing products and bans on exported chicken and livestock would have an adverse effect on our business."

Increased water, energy and gas costs would increase our expenses and reduce our profitability.

We require a substantial amount, and as we expand our business we will require additional amounts, of water, electricity and natural gas to produce and process our broiler products. The prices of water, electricity and natural gas fluctuate significantly over time. One of the primary competitive factors in the U.S. broiler market is price, and we may not be able to pass on increased costs of production to our customers. As a result, increases in the cost of water, electricity or natural gas would substantially harm our business and results of operations.

Increased costs of transportation would negatively affect our profitability.

Our transportation costs are a material portion of the cost of our products. We primarily ship our products and receive our inputs via truck and rail and rely on third party transportation companies for the delivery of most of our products and inputs. The costs associated with the transportation of our products and inputs fluctuate with the price of fuel, the costs to our transportation providers of labor and the capacity of our transportation sources. Increases in costs of transportation would negatively affect our profitability.

We are exposed to risks relating to product liability, product recalls, property damage and injury to persons for which insurance coverage is expensive, limited and potentially inadequate.

Our business operations entail a number of risks, including risks relating to product liability claims, product recalls, property damage and injury to persons. Insurance for these risks is expensive and difficult to obtain, and we may not be able to maintain this insurance in the future on acceptable terms, in amounts sufficient to protect us against losses due to any such events or at all. Moreover, our insurance coverage may not adequately protect us from all of the liabilities and expenses that we incur in connection with such events. If we were to suffer a loss that is not adequately covered by insurance, our results of operations and financial condition would be adversely affected.

Any acquisition we make could disrupt our business and harm our financial condition.

We may seek to expand our business through the acquisition of companies, technologies, products and services from others. Acquisitions may involve a number of problems, including:

  - difficulty integrating acquired technologies, operations and personnel with our existing business;

  - diversion of management attention in connection with negotiating acquisitions and integrating the businesses acquired;

  -    exposure to unforeseen liabilities of acquired companies; and

  -    the need to obtain additional debt financing for any acquisition.

We may not be able to address these problems and successfully develop these acquired companies or businesses into profitable units of our company.

The loss of key members of our management may adversely affect our business.

We believe our continued success depends on the collective abilities and efforts of our senior management. We do not maintain key person life insurance policies on any of our employees. The loss of one or more key personnel could have a material adverse effect on our results of operations. Additionally, if we are unable to find, hire and retain needed key personnel in the future, our results of operations could be materially and adversely affected.

The inability to maintain good relations with our employees could adversely affect our business.

We have approximately 16,000 employees, approximately 3,000 of which are covered by collective bargaining agreements and approximately 575 of which are members of labor unions. We may be unable to maintain good relationships with these labor unions or to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. If we fail to maintain good relationships with our employees generally or with such labor unions or fail to negotiate satisfactory collective bargaining agreements, or if non-unionized operations were to become unionized, we could face labor strikes or work stoppages or other activity that could adversely affect our business and operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market Risk

Our principal market risks are exposure to changes in broiler and commodity prices and interest rates on borrowings. Although we have international sales and related accounts receivable from foreign customers, there is no foreign currency exchange risk, as all sales are denominated in U.S. dollars.

Commodities Risk

We are a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. We use commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of our commodity inventories and related purchase and sale contracts. Feed ingredient futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of our senior credit facility limit the use of forward purchase contracts and commodities futures and options transactions. As of October 2, 2004, the notional amounts and fair value of our outstanding commodity futures and options positions were not material.

Feed ingredient purchase commitments for corn and soybean meal in the ordinary course of business were $151.7 million at October 2, 2004. These commitments include both priced and unpriced contracts. Unpriced feed ingredient commitments are valued at market for the month of delivery as of October 2, 2004.

Based on estimated annual feed usage, a 10% increase in the weighted average cost of feed ingredients would increase annualized cost of sales by an estimated $80.0 million.

Interest Rate Risk

We have exposure to changes in interest rates on certain debt obligations. The interest rates on our amended senior credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR). Assuming the $125.0 million revolver was fully drawn, a 1% change in LIBOR would increase annual interest expense by approximately $1.4 million without taking into account any repayment of indebtedness using proceeds from our initial public offering.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company's management, including the CEO and the CFO, concluded that as of the end of the period covered by this report the Company maintained disclosure controls and procedures that were effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. There has not been any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                         PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

        Legal Proceedings Terminated During the Period Covered by this Report

        Wylene Jordan, et al. V. Gold Kist Inc., et al. On July 1, 2004, one member and six former members of Gold Kist filed a purported class action lawsuit against us, our chief executive officer and the members of Gold Kist's cooperative Board of Directors in the Superior Court of DeKalb County, Georgia. The lawsuit sought to enjoin the proposed vote of our members on the approval of the merger of Gold Kist Inc. into Gold Kist Holdings Inc. alleging that such merger, which would result in the conversion of Gold Kist Inc. from a cooperative marketing association to a for-profit corporation, violated provisions of the Georgia Non-Profit Corporation Code and/or Gold Kist's By-Laws. The lawsuit also sought a declaratory judgment that the conversion did not comply with Gold Kist's By-Laws; that the conversion does not comply with Georgia law; and that any conversion should provide for an equitable distribution of the patronage equity by exchanging an equivalent value of proceeds to the members for a percentage surrendered. The lawsuit finally alleged that our chief executive officer and each member of Gold Kist's cooperative board of directors breached their fiduciary duty by approving the plan of conversion and the offering. On September 2, 2004, an order for summary judgment was entered in favor of all of the defendants, and the Plaintiffs have agreed not to pursue any appeal.

Item 2. Changes in Securities and Use of Proceeds.

        On October 6, 2004, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (Registration No. 333-116067) of the Company (formerly "Gold Kist Holdings Inc.") with respect to the Company's common stock, par value $0.01 per share (the "Common Stock"). Pursuant to this registration statement, the Company sold 12,000,000 shares of Common Stock in a firm-commitment underwritten offering. In November 2004, the underwriters exercised their overallotment option to purchase 1,600,000 shares from the Company. In connection with the plan of conversion in which the Company converted from a cooperative marketing association organized under the Georgia Cooperative Marketing Act to a for-profit corporation organized under the laws of Delaware, the Company issued 36,400,000 shares of Common Stock to members and former member equity holders of Gold Kist.

        The lead managing underwriter for the offering was Merrill Lynch, Pierce, Fenner & Smith Incorporated. The co-managing underwriters for the offering were J.P. Morgan Securities Inc., SunTrust Capital Markets, Inc., Piper Jaffray & Co. and Harris Nesbitt Corp.

        The initial public offering closed on October 13, 2004 and resulted in gross proceeds of $132.0 million, and net proceeds, after underwriting discounts, commissions and other expenses, of $119.4
        million.   The   exercise  of  the  over  allotment  option  by  the
        underwriters  will  result  in additional  gross  proceeds  of  $17.6 million and net proceeds of $16.5 million. The Company estimates that other expenses will equal approximately $4.0 million. A portion of the proceeds of the offering was used to repay $70.0 million aggregate principal amount of our outstanding senior notes plus an additional $7.2 million of prepayment penalties on November 12, 2004. The remaining proceeds of the offering, together with $46.9 million of cash on hand will be used to distribute $105.6 million to our members and former member equity holders for certain outstanding membership interests and patronage equity either in redemption of patronage equity immediately prior to the conversion or in connection with the conversion immediately after the closing of the offering.

        Other than as amounts paid to members or former member equity holders pursuant to the plan of conversion, none of the proceeds from the offering was paid by the Company, directly or indirectly, to any director, officer or employee of the Company, or to any person owning ten percent or more of any class of our equity securities, or to any affiliates of the Company.

Item 6.  Exhibits.

        Exhibits

         Designation of Exhibit in this Report  Description of Exhibit

         31                                     Section 302, Sarbanes-
                                                Oxley Act, Certifications

         32  *                                  Section 906, Sarbanes-
                                                Oxley Act, Certifications

         99                                     Press Release dated
                                                November 16, 2004

         * This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date    November 16, 2004
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date    November 16, 2004
                                               Stephen O. West
                                    Chief Financial Officer, Vice President
                                        (Principal Financial Officer)


                                                                  Page 34

Item 6.  Exhibits.

        Exhibits

         Designation of Exhibit in this Report  Description of Exhibit

         31                                     Section 302, Sarbanes-
                                                Oxley Act, Certifications

         32  *                                  Section 906, Sarbanes-
                                                Oxley Act, Certifications

         99                                     Press Release dated
                                                November 16, 2004

         * This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date    November 16, 2004                  /s/ John Bekkers
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date    November 16, 2004                  /s/ Stephen O. West
                                               Stephen O. West
                                    Chief Financial Officer, Vice President
                                        (Principal Financial Officer)