Form 10-Q
period 2005-01-01
Gold Kist Inc.
filed 2005-02-15
CIK 1292215

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended         January 1, 2005

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

                                     Yes            No   X

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.01 Per Share Par Value - 50,702,312 shares outstanding as of February 15, 2005.


                               GOLD KIST INC.


                                    INDEX


                                                        Page No.

Part  I.   Financial Information


  Item 1.  Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets -
             October 2, 2004 and January 1, 2005            1

           Consolidated Statements of Operations -
             Three Months Ended December 27, 2003
             and January 1, 2005                            2

           Consolidated Statement of Patrons' and
             Stockholders' Equity and Comprehensive
             Income - Three Months Ended
             January 1, 2005                                3

           Consolidated Statements of Cash Flows -
             Three Months Ended December 27, 2003
             and January 1, 2005                            4

           Notes to Consolidated Financial
             Statements                                   5 - 19

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                         20 - 34

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                  35

  Item 4.  Controls and Procedures                         36

Part II.   Other Information

  Item 2.  Changes in Securities and Use of Proceeds       37

  Item 6.  Exhibits                                        38


                                                                   Page 1
Item 1.  Financial
         Statements
                               GOLD KIST INC.
                         CONSOLIDATED BALANCE SHEETS
                (Amounts, Except Share Amounts, in Thousands)
                                 (Unaudited)

                                                  October 2,    January 1,
                                                     2004          2005
          ASSETS
Current assets:
   Cash and cash equivalents                       $175,289       132,708
   Receivables, net                                 115,015       114,558
   Inventories                                      238,892       217,824
   Deferred income taxes                             15,732        15,649
   Other current assets                              38,577        30,633
       Total current assets                         583,505       511,372
Investments                                          13,072        13,179
Property, plant and equipment, net                  247,398       255,368
Deferred income taxes                                13,215        12,615
Other assets                                         65,652        58,230
                                                   $922,842       850,764

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt                                $ 20,875        20,402
   Accounts payable                                  84,121        80,753
   Accrued compensation and related expenses         42,556        24,508
   Other current liabilities                         88,049        78,450
     Total current liabilities                      235,601       204,113
Long-term debt, less current maturities             281,408       209,767
Accrued pension costs                                37,387        31,157
Accrued postretirement benefit costs                  6,760         5,798
Other liabilities                                    44,138        47,309
     Total liabilities                              605,294       498,144
Patrons' and other equity/stockholders' equity:
   Preferred stock, authorized 100,000,000 shares         -             -
   Common stock, $1.00 par value and authorized
     500,000 shares as of October 2, 2004;
     $.01 par value and authorized 900,000,000
     shares as of January 1, 2005; issued
     and outstanding 2,449 shares as of
     October 2, 2004 and 50,726,435 and
     50,702,312 shares as of January 1, 2005,
     respectively                                         2           507
   Additional paid-in capital                             -       397,800
   Deferred stock compensation                            -        (7,297)
   Patronage reserves                               232,569             -
   Accumulated other comprehensive loss             (42,318)      (42,318)
   Retained earnings                                127,295         4,193
   Common stock held in treasury, 24,123 shares           -          (265)
     Total patrons' and other equity/stockholders'
        equity                                      317,548       352,620
                                                   $922,842       850,764


        See Accompanying Notes to Consolidated Financial Statements.


                                                          Page 2

                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands, Except Per Share Amounts)
                                 (Unaudited)

                                             Three Months Ended
                                       Dec. 27, 2003    Jan. 1, 2005
Net sales                                 $536,927         551,958
Cost of sales                              468,717         504,122
 Gross profit                               68,210          47,836
Distribution, administrative and
 general expenses                           29,023          24,966
Conversion expenses                              -           1,418
 Net operating income                       39,187          21,452
Other income (expenses):
 Interest and dividend income                  144             825
 Interest expense                           (6,782)         (7,090)
 Senior debt prepayment interest
   and pro-rata write off of
   fees and discount                             -         (10,016)
 Unrealized loss on investment             (18,486)              -
 Miscellaneous, net                            291           1,702
   Total other expenses, net               (24,833)        (14,579)
 Income before income taxes                 14,354           6,873
Income tax expense                          10,949           2,680
 Net income                               $  3,405           4,193

Net income per common share:
 Basic                                           -            $.08
 Diluted                                         -            $.08
Weighted average common shares outstanding:
 Basic                                           -          49,973
 Diluted                                         -          50,131

     See Accompanying Notes to Consolidated Financial Statements.

                                                                                     Page 3
                                     GOLD KIST INC.
               CONSOLIDATED STATEMENT OF PATRONS' AND STOCKHOLDERS' EQUITY
                                AND COMPREHENSIVE INCOME
                           Three Months Ended January 1, 2005
                                 (Amounts In Thousands)

                                                          Accumulated
                                        Deferred              Other              Common
                             Additional  stock             comprehen-             stock
               Common stock    paid-in  compen-  Patronage    sive     Retained  held in
               Shares Amount   capital   sation  reserves    (loss)    earnings treasury  Total
October 2,
 2004               2   $  2       -         -    232,569    (42,318)   127,295      -  317,548
 Cash
  patronage
  equity
  redemptions                                        (825)                                 (825)
 Common stock
  issued and
  cash
  distributions
  to members/
  equity holders
  in conversion
  from
  cooperative
  association to
  for-profit
  corporation   36,394   362   252,714         -  (231,744)        -  (127,295)      - (105,963)
 Initial public
  offering of
  common
  stock, net of
  underwriting
  and offering
  expenses      13,600   136    137,056        -                                     -  137,192
 Restricted
  stock
  grants issued    730     7      8,030   (8,037)        -         -         -       -        -
 Amortization
  of stock
  grants             -     -          -      740         -         -         -       -      740
 Treasury stock
  acquired           -     -          -        -         -         -         -    (265)    (265)
 Net income                           -        -         -         -     4,193       -    4,193
January 1, 2005 50,726  $507    397,800   (7,297)        -   (42,318)    4,193    (265) 352,620



            See Accompanying Notes to Consolidated Financial Statements.

                                                                Page 4
                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                                 (Unaudited)

                                                   Three Months Ended
                                              Dec. 27, 2003   Jan. 1, 2005
Cash flows from operating activities:
    Net income                                    $  3,405        4,193
 Non-cash items included in income from
    operations:
    Depreciation and amortization                    9,539       11,063
    Unrealized loss on investment                   18,486            -
    Postretirement benefit plans expense in
        excess of (less than) funding                1,480       (6,488)
    Deferred income tax expense                      8,051          683
    Other                                          (1,726)        2,398
    Changes in operating assets and liabilities:
    Receivables                                      3,708          457
    Inventories                                     (4,152)      21,068
    Other current assets                               (31)       3,342
    Accounts payable, accrued and other expenses     4,808      (22,270)
Net cash provided by operating activities           43,568       14,446
Cash flows from investing activities:
 Acquisitions of property, plant and equipment      (5,769)     (17,688)
 Proceeds from termination of cooperative equity
    holder life insurance policies                       -        2,790
 Other                                                 441        1,586
Net cash used in investing activities               (5,328)     (13,312)
Cash flows from financing activities:
 Principal repayments of long-term debt            (35,688)     (73,181)
 Patronage refunds and other equity paid in cash      (456)      (3,165)
 Proceeds from initial public offering, net of
    underwriting and offering expenses paid              -      138,859
  Cash  distributions to members and equity holders      -     (105,963)
 Treasury stock acquired                                 -         (265)
Net cash used in financing activities              (36,144)     (43,715)
Net change in cash and cash equivalents              2,096      (42,581)
Cash and cash equivalents at beginning of period    13,875      175,289
Cash and cash equivalents at end of period        $ 15,971      132,708
Supplemental disclosure of cash flow information:
 Cash paid (received) during the periods for:
    Interest (net of amounts capitalized)         $  7,280       10,557
    Income taxes, net                             $   (438)          98



        See Accompanying Notes to Consolidated Financial Statements.

                                                                  Page 5
                               GOLD KIST INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Amounts in Thousands)
                                 (Unaudited)

 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist" or the "Company") as of January 1, 2005 and for the thirteen weeks ended January 1, 2005. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements in the Company's previously filed Annual Report on Form 10-K for the fiscal year ended June 26, 2004.
     The Company employs a 52/53-week fiscal year. On October 20, 2004, the Board of Directors of the Company approved changing the fiscal year-end of the Company from the Saturday after the last Thursday in June to the Saturday after the last Thursday in September. Fiscal 2005 will be a 52-week year beginning October 3, 2004 and ending October 1, 2005. The three-month period ended January 1, 2005 and the three-month period ended December 27, 2003 each consisted of thirteen weeks.

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

 2.  Conversion and Initial Public Offering

     On October 13, 2004, after completion of required approvals and conditions, the Plan of Conversion (the "Plan") of Gold Kist Inc., a Georgia cooperative marketing association, became effective and Gold Kist converted from a cooperative marketing association to a for-profit business corporation through a merger into a wholly owned subsidiary, Gold Kist Holdings Inc., a Delaware corporation. In connection with the conversion, Gold Kist Holdings Inc. changed its name to Gold Kist Inc.

     The conversion was accounted for using the historical carrying values of the assets and liabilities of Gold Kist. Immediately following the conversion and the initial public offering, Gold Kist's cooperative membership common stock and patronage reserves were reclassified to par value of common stock and additional paid in capital.

     On October 13, 2004, the date the conversion became effective, all patronage interests in Gold Kist were extinguished and the members and former member equity holders of Gold Kist became entitled to receive consideration in the form of Gold Kist common stock or cash, or both, as provided in the Plan. Patronage earnings from the end of the quarter ended October 2, 2004 to October 13, 2004, the date of the conversion, were not significant. Pursuant to the conversion, approximately 36.4 million shares of common stock and $106.0 million in cash were issued and distributed in December 2004 to members and former member equity holders.

     Also on October 13, 2004, Gold Kist completed an initial public offering of 12,000,000 shares of common stock, par value $0.01 per share, at an initial public offering price of $11.00 per share. In November 2004, the underwriters exercised their overallotment option to purchase an additional 1,600,000 shares at the offering price of $11.00 per share.

     After underwriting discounts and other expenses, net proceeds from the common stock offering were approximately $137.2 million. A portion of the proceeds of this offering was used to repay $70.0 million in aggregate principal amount of our 10.25% outstanding senior notes plus an additional $7.2 million of prepayment interest on November 12, 2004. The prepayment interest of $7.2 million and 35% of both the deferred financing costs and discount totaling $2.8 million were recognized in the statement of operations for the quarter ended January 1, 2005.

 3.  Receivables

     Receivables are principally trade and are stated net of an allowance for doubtful accounts of $1.5 million and $1.4 million as of October 2, 2004 and January 1, 2005, respectively.

 4.  Comprehensive Income

     Comprehensive income was $4,371 and $4,193 for the three months ended December 27, 2003 and January 1, 2005, respectively. Comprehensive income consists of net income and pension liability adjustments, net of tax, for the three months ended December 27, 2003. There were no elements of other comprehensive income for the three months ended January 1, 2005.

 5. Inventories

     Inventories consist of the following:

                                      Oct. 2, 2004       Jan. 1, 2005
     Live poultry and hogs              $102,936            95,318
     Marketable products                  87,562            73,417
     Raw materials and supplies           48,394            49,089
                                        $238,892           217,824

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

     Marketable products consist primarily of dressed and further processed poultry. The Company accounts for its marketable products inventory at the lower of cost or market.

     Raw materials and supplies consist of feed ingredients, hatching eggs, packaging materials and operating supplies. These inventories are stated, generally, at the lower of cost (first-in, first-out or average) or market. Gold Kist engages in forward purchase contracts and commodity futures and options transactions to secure necessary feed ingredient requirements and manage the risk of adverse price fluctuations with regard to its feed ingredient purchases. Changes in the fair value of these derivatives, except for forward purchase contracts, have been recorded through net income.

 6. Property, Plant and Equipment

     Property, plant and equipment is summarized as follows:

                                         Oct. 2,         Jan. 1,
                                          2004            2005
     Land and land improvements         $ 32,161          32,342
     Buildings                           214,368         226,942
     Machinery and equipment             433,633         443,808
     Construction in progress             33,959          28,448
                                         714,121         731,540
     Less accumulated depreciation       466,723         476,172
                                        $247,398         255,368

     Depreciation and amortization included in cost of sales in the accompanying consolidated statements of operations were $8.4 million and $9.0 million for the quarters ended December 27, 2003 and January 1, 2005, respectively.

 7. Long-Term Debt

    Long-term debt is summarized as follows:

                                                    Oct. 2,      Jan. 1,
                                                     2004         2005
     Senior notes, due 2014                         $197,092     128,159
     Series B senior exchange notes, due in annual
       installments of $2,728 and a final
       installment of $5,450 due May 30, 2010 with
       interest payable quarterly (interest rate
       of 8.75% at January 1, 2005)                   21,818      21,818
     Series C senior exchange notes, due in annual
       installments of $2,272 and a final
       installment of $4,550 due May 30, 2010 with
       interest payable quarterly (interest rate
       of 9.00% at January 1, 2005)                   18,182      18,182
     Term loan agreement with agricultural credit
       bank, due in semi-annual installments of
       $1,785 with interest payable monthly
       (interest rate of 8.41% at January 1, 2005)    30,365      28,580
     Term loan agreement with agricultural credit
       bank, due in quarterly installments of $600
       with interest payable monthly (weighted
       average interest rate of 5.43% at January 1,
       2005)                                           7,800       7,200
     Subordinated capital certificates of interest
       with original fixed maturities ranging from
       seven to fifteen years, unsecured (weighted
       average interest rate of 8.15% at January 1,
       2005)                                          17,147      16,449
     Tax exempt industrial revenue bond due July 2015
       with variable interest rate (1.8% at
       January 1, 2005)                                7,500       7,500
     Mortgage loans, due in monthly installments to
       January 2010, secured by an office building
        (weighted  average  interest rate of 5.06%)    2,379       2,281
                                                     302,283     230,169
     Less current maturities                          20,875      20,402
                                                    $281,408     209,767

     In March 2004, the Company issued the senior notes in a private offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933 in the principal amount of $200 million and subsequently exchanged the senior notes for identical registered notes. The stated interest rate on the senior notes is 10.25%, with interest payable semi-annually on March 15 and September 15. The Senior Notes were issued at a price of 98.47% and are reflected net of discount in the accompanying consolidated balance sheet at January 1, 2005. The discount amount is being amortized to interest expense over the ten-year term of the senior notes under the interest method, yielding an effective interest rate of approximately 10.50%.

     The Company repaid $70.0 million of principal of the senior notes, plus $7.2 million in prepayment interest, on November 12, 2004 with a portion of the proceeds from Gold Kist's initial public offering completed on October 13, 2004 (see Note 2). In connection with this prepayment, $1.0 million of the discount was written off and recognized in the statement of operations for the three months ended January 1, 2005.

     Concurrent with the issuance of the senior notes, the Company amended its Senior Secured Credit Facility to provide for a revolving line of credit in an aggregate principal amount of $125 million, including a sub-facility of up to $60 million for letters of credit, for a term of three
     years.   The  interest rate on the facility ranges from 1.00%  to  2.00%
     over the prime rate for base rate advances or 2.25% to 3.25% over the London InterBank Offered Rate (LIBOR) for Eurodollar advances, adjusted quarterly based on the Company's financial position. Borrowings under the facility will be limited to the lesser of $125 million and a borrowing base determined by reference to a percentage of the collateral value of the accounts receivable and inventories securing the facility. As of January 1, 2005, there was approximately $93.7 million available for borrowing under this facility. Approximately $31.3 million of letters of credit are outstanding under the facility.

     The Company's debt agreements place a limitation on capital expenditures, equity distributions, cash dividends, commodity hedging contracts and additional loans, advances or investments. The terms of debt agreements (other than the senior notes) contain financial covenants, including those that specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. At January 1, 2005, the Company believes that it is in compliance with all applicable loan covenants under its senior notes and credit facilities.

8.   Employee Benefits

     Effective January 1, 2004, the Company's qualified pension plan was prospectively amended. For benefits earned in calendar 2004 and future years, the basic pension formula was changed from 50% to 45% of final average earnings, early retirement benefits were reduced and other changes were made. The pension benefits earned by employees through 2003 were unchanged.

     In October 2002, the Company substantially curtailed its postretirement life insurance plans and in April 2003, the Company substantially curtailed its postretirement medical plan for existing retirees. Retired employees eligible under the plan between the ages of 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees.

     At October 2, 2004 and January 1, 2005, the Company had a minimum pension liability of $42.3 million, net of the deferred tax benefit of $25.2 million. The minimum pension liability, net of deferred taxes, has been included as a component of patrons' and other equity/ stockholders' equity in accumulated other comprehensive loss.

     Components of net periodic benefit cost (income) for the quarters ended December 27, 2003 and January 1, 2005 are as follows:

                                                           Postretirement
                                      Pension Benefits   Insurance Benefits
                                    12/27/2003 1/1/2005 12/27/2003 1/1/2005
     Service cost                     $ 1,674     1,175         -         -
     Interest cost                      2,672     2,503        78        55
     Estimated return on plan assets   (3,398)   (2,873)        -         -
     Amortization of transition asset     (60)        -         -         -
     Amortization of prior service
       cost                               455       120    (2,587)   (2,587)
     Amortization of net loss             570     1,023     2,089     1,759
      Net periodic benefit cost
      (income)                        $ 1,913     1,948      (420)     (773)

     The Company made a qualified pension plan contribution of $15.0 million in August 2004 and another qualified pension plan contribution of $8.0 million in November 2004. The Company does not expect to make any more qualified pension plan contributions during the fiscal year ending October 1, 2005.

9.   Long Term Incentive Plan

     In connection with the conversion of the Company into a for-profit corporation and the completion of its initial public offering, the Company implemented the Gold Kist Long-Term Incentive Plan. At the discretion of the Compensation Committee of the Board of Directors, which administers the plan, employees, consultants and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, performance awards, restricted stock, stock units, dividend equivalents or other stock based awards. The Company reserved up to 4,000,000 shares for issuance upon the exercise of awards under the Long-Term Incentive Plan.

     A grant of restricted stock to employees was authorized by the Board of Directors and effective as of the closing of the offering on October 13, 2004. In addition, on October 20, 2004 the Board of Directors authorized the issuance of the stock portion of their fiscal 2005 annual retainers in restricted shares. Total grants of 705,197 and 24,456 shares having a fair market value of approximately $8.0 million were issued to employees and directors, respectively. The restricted stock issued to employees will vest on the third anniversary of the date of grant with the restricted stock issued to directors vesting in July 2005. The Company is recognizing the fair market value of the restricted stock granted as compensation expense in its consolidated statements of operations ratably over the vesting period. Compensation expense of $.7 million was recognized in the three months ended January 1, 2005.

10.  Contingent Liabilities

     Four female employees of the Company's Corporate Office Information Services (I/S) Department filed an EEOC sex discrimination suit against the Company in the United States District Court for the Northern District of Georgia asserting gender based claims about employment and promotion decisions in the Corporate Office I/S Department. One of the employees continues to be employed by the Company. After its administrative consideration of the claims, the EEOC has issued "Right to Sue" letters to the four complainants in these claims, meaning that the EEOC will not sue or participate in a suit against the Company on behalf of the parties in these actions nor will it pursue a systemic discrimination charge in this matter. The letter provides that the individuals may pursue their claims and litigation on their own should they so desire. The four complainants filed an action in federal district court on March 19, 2003, seeking class certification for their claims of gender discrimination, unspecified monetary damages and injunctive relief. Discovery for the class certification phase of the litigation has ended, and a hearing on the motion for class certification is expected to be scheduled. The Company intends to defend the litigation vigorously.

     The Company has been named as a defendant in a purported class action lawsuit filed in the U.S. District Court for the Northern District of Alabama along with four additional chicken-processing firms. Plaintiffs allege that the defendants have conspired to prevent competition for production contracts and seek to represent a putative class of all contract farmers and sellers of hatching eggs and live broilers who produced hatching eggs or live broilers in the United States since February 23, 1998. Gold Kist moved to compel arbitration of Plaintiff's claims based on arbitration agreements contained in Gold Kist's production contracts, membership agreements, and by-laws. The Court granted Gold Kist's motion to compel arbitration between Plaintiffs and Gold Kist, and stayed Plaintiff's claims against the other defendants pending completion of arbitration between Plaintiffs and Gold Kist. Plaintiffs have not yet initiated an arbitration against Gold Kist. Gold Kist believes that the claims are without merit and intends to defend the matter vigorously, and while the Company cannot predict its outcome, the Company believes that this lawsuit will not have a material adverse effect on our financial condition.

     Gold Kist is a party to various other legal, environmental and administrative proceedings, all of which management believes constitute ordinary routine litigation incidental to the business conducted by Gold Kist and are either accrued or not expected to be significant.

11.  Investments

     In October 1998, the Company completed the sale of assets of the Agri-Services segment business to Southern States Cooperative, Inc. (SSC). In connection with the transaction, the Company purchased from SSC $60 million principal amount of capital trust securities and $40 million principal amount of cumulative preferred securities for $98.6 million in October 1999.

     In October 2002, SSC notified the Company that, pursuant to the provisions of the indenture under which the Company purchased the capital trust securities, SSC would defer the capital trust securities quarterly interest payment due on October 5, 2002. Quarterly interest payments for subsequent quarters were also deferred. As a result of the deferral of the interest payments, the Company reduced the carrying value of the capital trust securities by $24.1 million with a corresponding charge against the loss from continuing operations for the year ended June 28, 2003. The carrying value of the SSC securities was $57.3 million at June 28, 2003.

     As of December 31, 2003, SSC's total stockholders' and patrons' equity fell below the Company's carrying value of the preferred stock investment, which the Company believed was a triggering event indicating impairment. In the quarter ended December 27, 2003, the Company recorded an "other-than-temporary" impairment charge of $18.5 million included in other expenses.

     In June 2004, the Company notified SSC that it was abandoning the investment and returning the securities. As a result of the abandonment, the remaining investment balance of $38.8 million was written off and reflected as an other expense in the consolidated statement of operations for the year ended June 26, 2004.

12.  Earnings Per Share

     The  net  income  for  both the basic and diluted  earnings  per  share
     computations  is  $4.2  million.   Following  is  a  reconciliation  of
     weighted average shares - basic to weighted average shares - diluted.

        Weighted average shares - basic                      49,973
           Deferred stock compensation - restricted shares      158
        Weighted average shares - diluted                    50,131

13. Subsequent Event

    In January 2005, the Board of Directors approved replacement employment agreements with the Chief Executive Officer and the Chief Administrative Officer and replacement change in control agreements with ten other officers.

    Equity grants to the Company's officers under the Company's 2004 Long-Term Incentive Plan, consisting of 355,722 shares of restricted stock, 96,558 performance share awards and stock-settled stock appreciation rights with respect to 173,860 shares, were also approved and awarded in January 2005.

    The restricted stock awards vest as to 25% of the shares on each anniversary of the date of grant, beginning January 24, 2006, provided, however, that the restrictions will lapse immediately upon (i) the executive's termination of employment by reason of death, disability or retirement, or (ii) the occurrence of a change in control.

    The stock appreciation rights vest in two equal annual installments, beginning on January 24, 2008; provided, however, that the stock appreciation rights will vest and become immediately exercisable upon
    (i) the executive's termination of employment by reason of death, disability or retirement, or (ii) the occurrence of a change in control.

    The performance-share awards provide the holder the opportunity to earn a number of shares of common stock of the Company at the end of a three-year performance cycle, based upon the Company's profitability.

    Additional equity grants for other management participants, consisting of 89,304 performance share awards and stock-settled stock appreciation rights with respect to 86,954 shares, were also approved and awarded with the same vesting periods as outlined above. These grants will vest and become immediately exercisable upon the participant's termination of employment by reason of death, disability or retirement.

    The Company determined to account for the plans under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments. In early adopting the new rules, the fair value of the equity classified awards at grant date will be recognized as compensation expense over the vesting period starting in January 2005. The fair value of the stock appreciation rights was determined under the Black-Sholes valuation method. Compensation expense of these plans is estimated at approximately $0.8 million per quarter starting in the quarter ending April 2, 2005.


14.  Supplemental Combining Condensed Financial Statements

     The Company's senior notes are jointly and severally guaranteed by the Company's domestic subsidiaries, which are 100% owned by Gold Kist (the "Parent"), except for GK Insurance Inc., a wholly owned captive insurance company domiciled in the State of Vermont.

     The following are the unaudited supplemental combining condensed balance sheets as of October 2, 2004 and January 1, 2005, the supplemental  combining  condensed statements  of  operations  for  the quarters  ended  December  27,  2003  and  January  1,  2005,  and  the
     supplemental combining condensed statements of cash flows for the quarters ended December 27, 2003 and January 1, 2005. The only intercompany eliminations are the normal intercompany revenues, borrowings and investments in wholly owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries, which are 100% owned by the Parent, are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

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

                                           As of January 1, 2005
Balance Sheet:            Parent  Guarantor   Non-Guarantor
                           Only  Subsidiaries  Subsidiary   Eliminations Consolidated

ASSETS
Current assets:
 Cash and cash
  equivalents            $129,997       199        2,512             -      132,708
 Receivables, net         113,494    12,678       34,737       (46,351)     114,558
 Inventories              217,562       262            -             -      217,824
 Deferred income taxes
  and other current
  assets                   24,267       537       21,478             -       46,282
  Total current assets    485,320    13,676       58,727       (46,351)     511,372
Investments                35,411         -            -       (22,232)      13,179
Property, plant and
 equipment, net           255,097       271            -             -      255,368
Deferred income taxes
 and other assets          55,760     4,876       10,209             -       70,845
                         $831,588    18,823       68,936       (68,583)     850,764

LIABILITIES AND EQUITY
Current liabilities:
 Notes payable and
  current maturities
  of long-term debt      $ 20,402         -            -             -       20,402
 Accounts payable         126,409       162          533       (46,351)      80,753
 Accrued compensation
  and related expenses     24,500         8            -             -       24,508
 Other current
  liabilities              47,541       536       30,373             -       78,450
  Total current
   liabilities            218,852       706       30,906       (46,351)     204,113
Long-term debt, less
 current maturities       209,767         -            -             -      209,767
Accrued pension costs      31,157         -            -             -       31,157
Accrued postretirement
 benefit costs              5,798         -            -             -        5,798
Other liabilities          13,394       325       33,590             -       47,309
  Total liabilities       478,968     1,031       64,496       (46,351)     498,144
Stockholders' equity      352,620    17,792        4,440       (22,232)     352,620
                         $831,588    18,823       68,936       (68,583)     850,764

                               Three  Months (13 Weeks) Ended December 27, 2003
Statement of Operations:   Parent  Guarantor   Non-Guarantor
                            Only  Subsidiaries  Subsidiary   Eliminations Consolidated
Net sales                 $535,400      732        3,971        (3,176)     536,927
Cost of sales              464,889      739        6,265        (3,176)     468,717
Gross profit (loss)         70,511       (7)      (2,294)            -       68,210
Distribution,
 administrative and
 general expenses           28,761      241           21             -       29,023
Net operating income
 (loss)                     41,750     (248)      (2,315)            -       39,187
Interest, income taxes
 and other, net            (38,345)     234        1,086         1,243      (35,782)
Net income (loss)         $  3,405      (14)      (1,229)        1,243        3,405

                                 Three Months (13 Weeks) Ended January 1, 2005
Statement of Operations:   Parent  Guarantor   Non-Guarantor
                            Only  Subsidiaries  Subsidiary   Eliminations Consolidated
Net sales                 $551,129       795       3,526        (3,492)     551,958
Cost of sales              502,819       830       3,965        (3,492)     504,122
Gross profit (loss)         48,310       (35)       (439)            -       47,836
Distribution,
 administrative and
 general expenses           26,239       122          23             -       26,384
Net operating income
 (loss)                     22,071      (157)       (462)            -       21,452
Interest, income taxes
 and other, net            (17,878)      182         489           (52)     (17,259)
Net income (loss)         $  4,193        25          27           (52)       4,193

                                 Three Months (13 Weeks) Ended December 27, 2003
Statement of Cash Flows:   Parent  Guarantor   Non-Guarantor
                            Only  Subsidiaries  Subsidiary   Eliminations Consolidated
Net cash provided by
 (used in) operating
 activities               $ 44,273      (710)          5             -       43,568
Cash flows from investing
 activities:
 Acquisitions of property,
  plant and equipment       (5,769)        -           -             -       (5,769)
 Other                        (151)      592           -             -          441
Net cash provided by
 (used in) investing
 activities                 (5,920)      592           -             -       (5,328)
Cash flows from financing
 activities:
 Principal repayments of
  long-term debt           (35,688)        -           -             -      (35,688)
 Payments of capitalized
  financing costs                -         -           -             -            -
 Patronage refunds and
  other equity paid in
  cash                        (456)        -           -             -         (456)
Net cash used in
 financing activities      (36,144)        -           -             -      (36,144)
Net change in cash and
 cash equivalents            2,209      (118)          5             -        2,096
Cash and cash equivalents,
 beginning of period        11,088       273       2,514             -       13,875
Cash and cash equivalents,
 end of period            $ 13,297       155       2,519             -       15,971

                                 Three Months (13 Weeks) Ended January 1, 2005
Statement of Cash Flows:   Parent  Guarantor   Non-Guarantor
                            Only  Subsidiaries  Subsidiary   Eliminations Consolidated

Net cash provided by
 (used in) operating
 activities              $  21,080      (600)     (6,034)            -       14,446
Cash flows from
 investing activities:
 Acquisitions of
  property, plant and
  equipment                (17,687)       (1)          -             -      (17,688)
 Other                       3,889       487           -             -        4,376
Net cash provided by
 (used in) investing
 activities                (13,798)      486           -             -      (13,312)
Cash flows from
 financing activities:
 Principal repayments
  of long-term debt        (73,181)        -           -             -      (73,181)
 Patronage refunds and
  other equity paid in
  cash                      (3,165)        -           -             -       (3,165)
 Proceeds from initial
  public offering, net
  of underwriting and
  offering expenses
  paid                     138,859         -           -             -      138,859
 Cash distributions to
  members and equity
  holders                 (105,963)        -           -             -     (105,963)
 Treasury stock acquired      (265)        -           -             -         (265)
Net cash used in
 financing activities      (43,715)        -           -             -      (43,715)
Net change in cash and
 cash equivalents          (36,433)     (114)     (6,034)            -      (42,581)
Cash and cash equivalents,
 beginning of period       166,430       313       8,546             -      175,289
Cash and cash equivalents,
 end of period            $129,997       199       2,512             -      132,708


                                                                     Page 20
ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF CONSOLIDATED RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

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

Market prices for broiler products reached their highest levels since 1999 during our 2004 fiscal year. However, broiler sales prices have declined in the quarter ended January 1, 2005 from the quarter ended October 2, 2004 due to increased supply and the seasonal drop in demand.

According to the USDA World Agricultural Outlook Board (WAOB), the forecast for calendar 2004 U.S. broiler meat production is 33.72 billion pounds, ready-to-cook weight, 4.1% above the 32.40 billion pounds produced in calendar 2003. The WAOB October estimate for calendar 2005 broiler meat production is
34.75  billion  pounds,  which  is a 3.1% increase  from  the  calendar  2004 estimate.

Our export sales, which we define as sales other than to customers in the United States or Canada, for fiscal 2002, 2003, 2004 and for the quarters ending October 2, 2004 and January 1, 2005 were $74.2 million, $56.4 million, $99.2 million, $25.8 million and $30.7 million, respectively. The U.S. poultry industry historically has exported 15% to 20% of domestic production, principally dark meat products, however our export sales have historically been less than 10% of net sales. Any disruption in the export markets can significantly impact domestic broiler sales prices by creating excess domestic supply. Starting in fiscal 2000, poultry export markets strengthened as demand from Russia increased due to changes in import tariffs and improved economic conditions due to the rise in world oil prices, which led to increased consumption. Increased demand continued through fiscal 2001 due in part to the ban on red meat imports from the European Union. Strong export sales continued through our first half of fiscal 2002, increasing 49% over the same period in fiscal 2001. However, due to the Russian ban, our export sales for the last quarter of fiscal 2002 decreased 32.6% from export sales in the same period in fiscal 2001. The drop in export sales continued in fiscal 2003, decreasing 24% from fiscal 2002. Due to the resumption of sales to Russia, our export sales in fiscal 2004 and for the quarters ending October 2, 2004 and January 1, 2005 were significantly higher than for the same periods in 2003.

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

The cost of feed grains, primarily corn and soybean meal, represents approximately 60% of total live broiler production costs or approximately 35% of the Company's cost of sales. Prices of feed grains fluctuate in response to worldwide supply and demand. Corn and soybean meal prices increased significantly in fiscal 2003 with soybean meal prices further increasing significantly in fiscal 2004, due to stronger worldwide demand and reduced U.S. crops due to weather problems in grain producing areas. Barring widespread weather or other problems, worldwide soybean and corn production is expected to increase, which may favorably impact feed ingredient costs in fiscal 2005. The U.S. grain harvest is complete, and both cash and futures market prices for soybean meal and corn have declined. The Company's cost of sales was negatively impacted in the quarters ended October 2, 2004 and January 1, 2005 due to grain forward contracts priced in the summer of 2004. These positions resulted in ingredient costs in excess of cash market prices during those periods. The majority of deliveries under these contracts have been completed and the Company expects to benefit from lower feed ingredient costs during the remainder of fiscal 2005 as compared to the quarter ended January 1, 2005 and the transition period ended October 2, 2004.

We believe that we can reduce the impact of industry volatility on our results by increasing our value-added product lines, continuing to improve our cost structure and continuing our commitment to a strategy to grow private label sales.

General issues such as increased domestic and global competition in the meat industry, heightened concerns over the safety of the U.S. food supply, volatility in feed grain commodity prices and export markets, increasing government regulation over animal production and animal welfare activism continue as significant risks and challenges to profitability and growth both for Gold Kist and the broiler industry. References in this report to "fiscal 2005," "fiscal 2004," "fiscal 2003," "fiscal 2002," "fiscal 2001," and
"fiscal 2000" refer to the Company's fiscal years ending or ended October 1, 2005, June 26, 2004, June 28, 2003, June 29, 2002, June 30, 2001 and July 1,
2000, respectively.

                            RESULTS OF OPERATIONS

The following table presents certain statement of operations items as a percentage of net sales for the periods indicated:

                                     Quarter Ended:     Fiscal Year Ended:
                                   Dec. 27,  Jan. 1,         June 26,
                                    2003      2005             2004
Net sales                          100.0%      100.0%         100.0%
Cost of sales                       87.3        91.3           84.0
     Gross profit                   12.7         8.7           16.0
Distribution, administrative,
 general and other expenses          5.4         4.8            5.3
     Net operating income            7.3         3.9           10.7
Interest expense                    (1.3)       (1.3)          (1.6)
Other income (expenses)
 (including income taxes)           (5.4)       (1.8)          (4.2)
     Net income                       .6%         .8%           4.9%

Net Sales

Gold Kist's net sales for the quarter ended January 1, 2005 increased 2.8% compared to the quarter ended December 27, 2003. The increase in net sales was due primarily to an approximate 5.4% increase in broiler pounds produced and sold for the quarter ended January 1, 2005, partially offset by a decline of 2.9% in average broiler sales prices. Average broiler sales prices for the quarter ended January 1, 2005 were 11.3% below prices for the quarter ended October 2, 2004. Increased supply and the seasonal drop in demand were the principal factors leading to the decline of prices from the September 2004 and December 2003 quarters.

Our export sales of $30.7 million for the quarter ended January 1, 2005 were 1.3% higher than the December 2003 quarter, due to increased shipments to Russia and increased demand from other countries, partially offset by a 12.0% reduction in average sales price. Our export sales to Russia increased 35.7% in pounds shipped and 28.9% in dollar value from $12.9 million for the quarter ended December 27, 2003 to $16.6 million for the quarter ended January 1, 2005.

Net Operating Income

The Company had net operating income of $21.5 million for the quarter ended January 1, 2005 compared to net operating income of $39.2 million in the comparable period last year. The decrease in net operating income in the January 1, 2005 period as compared to the December 27, 2003 period was due primarily to lower broiler selling prices and higher feed ingredient costs, principally soybean meal. Feed costs for the quarter ended January 1, 2005 were 6.6% higher than the quarter ended December 27, 2003. This increase was due primarily to a 5.3% increase in the Company's average per ton price of soybean meal compared to prices in the comparable period in the prior year. Although cash market prices for both soybean meal and corn declined in the quarter ended January 1, 2005, the Company's ability to benefit from the price declines was mitigated by priced forward purchase contracts that were executed in order to secure a portion of the Company's feed ingredient requirements.

The 14.0% year-to-date decrease in distribution, administrative and general expenses was principally due to decreased incentive compensation accruals associated with the lower net income before income taxes for the quarter ended January 1, 2005 compared to the December 2003 quarter.

Expenses of $1.4 million, principally advisory fees related to the conversion of the Company from a cooperative marketing association to a for-profit corporation, were deducted in determining net operating income.

Other Expenses

Other expenses, including interest and miscellaneous, net totaled $14.6 million for the quarter ended January 1, 2005, compared to $24.8 million for the comparable period last year.

Interest expense was $7.1 million for the quarter ended January 1, 2005, compared to $6.8 million for the comparable period last year. The increase in interest expense was principally due to the higher interest rate on the senior notes as compared to the average rates on other indebtedness outstanding at December 27, 2003 that was repaid with the proceeds from the offering of senior notes in March 2004. In connection with the repayment of $70 million principal amount of the senior notes with a portion of the proceeds from Gold Kist's initial public offering completed on October 13, 2004, the Company incurred a $7.2 million prepayment interest. In addition, deferred financing costs of $1.8 million and 35% of the unamortized discount on the issuance of the senior notes of $1.0 million were written off and recognized as interest expense.

Miscellaneous, net was income of $1.7 million for the quarter ended January 1, 2005, compared to $0.3 million for the comparable period last year. Income from a hog production joint venture was $0.9 million for the quarter ended January 1, 2005 as compared to $0.1 million for the quarter ended December 27, 2003 due to improved hog market prices brought about by increased demand. Interest and dividend income was $0.8 million in the quarter ended January 1, 2005 as compared to $0.1 million for the quarter ended December 27, 2003, principally due to interest income from cash invested in short-term interest bearing instruments.

Income Tax Expense

For the quarter ended January 1, 2005, our combined federal and state effective income tax rate used for purposes of calculating the tax expense on income before income taxes was 39.0%, as compared to 35.6% for the quarter ended October 2, 2004. The rate at October 2, 2004 reflects the deduction for cash patronage refunds and equity redemptions no longer applicable to the Company after the conversion from a cooperative marketing association to a for-profit corporation. Income tax expense for the quarter ended January 1, 2005 reflects income taxes at statutory rates adjusted principally for available tax credits and the deductibility of state income taxes for federal tax purposes.

For the three months ended December 27, 2003, the Company's combined federal and state effective income tax rate was 76.3%. The increased effective tax rate over the federal and state statutory rates for the three months ended December 27, 2003 was due to the deferred income tax valuation allowance established for the unrealized loss resulting from the write down of the SSC preferred stock investment.

                       LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is dependent upon cash flow from operations and external sources of financing.

In March 2004, the Company issued $200.0 million aggregate principal amount of senior notes. The interest rate on the senior notes is 10.25%, with interest payable semi-annually on March 15 and September 15. The senior notes were issued at a price of 98.47% and are reflected net of the unamortized discount in the accompanying consolidated balance sheet at January 1, 2005. We repaid approximately $70.0 million of these notes, plus the payment of $7.2 million in prepayment interest, on November 12, 2004 with a portion of the proceeds from the Company's initial public offering completed on October 13, 2004.

In connection with the offering of our senior notes, we amended the terms of our senior credit facility to provide for a revolving line of credit in an aggregate principal amount of $125.0 million, including a sub-facility of up to $60.0 million for letters of credit, for a term of three years. The facility is secured by a security interest in substantially all of our assets, including all of our present and future accounts receivable and inventory, property, plant and equipment and the stock of certain of our subsidiaries. Borrowings under the facility are limited to the lesser of $125.0 million and a borrowing base determined by reference to a percentage of the collateral value of the accounts receivable and inventories, including our broiler and breeder flocks, securing the facility. As of

January 1, 2005, we had approximately $93.7 million available for borrowing under this facility. Approximately $31.3 million of letters of credit are outstanding under the facility.

Our debt agreements place a limitation on capital expenditures, equity distributions, cash patronage refunds, cash dividends, commodity hedging contracts and additional loans, advances or investments. The terms of our debt agreements (other than the senior notes) contain financial covenants, including those that specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The agreements also include other financial covenants. These covenants are described in more detail in the Annual Report on Form 10-K for the fiscal year ended June 26, 2004 for Gold Kist Inc. (the Georgia cooperative marketing association). At January 1, 2005, we believe we were in compliance with all applicable loan covenants under our senior notes and credit facilities.

For the quarter ended January 1, 2005, cash provided by operating activities was $14.4 million compared to cash provided from operating activities of $43.6 million for the quarter ended December 27, 2003. The lower cash flow was due principally to the reduction in net operating income and the pension plan contribution in excess of benefit plan expenses in the quarter ended January 1, 2005.

Cash used in financing activities for the quarter ended January 1, 2005 was $43.7 million compared to $36.1 million for the comparable December 2003 period. Pursuant to the conversion, approximately 36.4 million shares of common stock and $106.0 million in cash were issued and distributed in December 2004 to members and former member equity holders. We issued 12,000,000 shares of our common stock in our initial public offering at a price of $11.00 per share and converted to a for-profit corporation on October 13, 2004. Including proceeds from the exercise, in November 2004, of the underwriters' overallotment option to purchase an additional 1.6 million shares at the offering price of $11.00 per share, total proceeds, net of expenses, were $137.2 million. Part of the proceeds was used for the repayment of 35% of the principal amount of senior notes in the amount of $70.0 million. The payment of the $2.4 million cash portion of the nonqualified patronage refund for the period from June 27, 2004 up to the conversion of October 12, 2004 and patronage equity cashings of $.8 million are also reflected in the net cash used in financing activities for the quarter ended January 1, 2005. At January 1, 2005, the Company had cash of $119.0 million invested in short term interest bearing instruments.

Working capital and patrons' and other equity/stockholders' equity were $307.3 million and $352.6 million, respectively, at January 1, 2005 as compared to $347.9 million and $317.5 million, respectively, at October 2, 2004.

The reduction in cash for the distribution to members and equity holders, partially offset by cash provided by operations and other changes in current assets and liabilities, was the principal factor for the lower working capital level. The increase in total equity resulted from the additional paid in capital in excess of the cash distributions to members and equity holders from the initial public offering in October 2004 and to a lesser extent, net income for the quarter.

We spent $17.7 million in capital expenditures for the quarter ended January 1, 2005 and expect to spend a total of approximately $80 million in the fiscal year ending October 1, 2005. This includes expenditures for expansion of further processing capacity and technological advances in our poultry production and processing. In addition, capital expenditures included other asset improvements and necessary replacements. Management plans to fund fiscal 2005 capital expenditures, including a planned $47.0 million expansion of our Live Oak, Florida facility over the next two years, and related working capital needs with existing cash balances and cash expected to be provided from operations.

Effective January 1, 2004, we prospectively amended our qualified pension plan. For benefits earned in 2004 and future years, the basic pension formula was changed from 50% to 45% of final average earnings, early retirement benefits were reduced, and the lump sum distribution option is no longer available. The pension benefits earned by employees through 2003 were unchanged. We made a pension plan contribution of $15.0 million in August 2004 and made an additional contribution of $8.0 million in November 2004.

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

Contractual Obligations

Obligations under long-term debt, non-cancelable operating leases and feed ingredient purchase commitments at January 1, 2005 are as follows (in millions):

                                       Payments Due by Period
                                 Less than                         After
                          Total   1 year    1-3 years  4-5 years  5 years
Long-term debt (a)       $230.2     20.4       26.1       23.1     160.6
Operating leases (b)       50.9     14.8       20.6       13.5       2.0
Feed ingredient purchase
 commitments (c)          129.0    129.0          -          -         -
  Total (d)              $410.1    164.2       46.7       36.6     162.6

(a) Excludes $31.3 million in total letters of credit outstanding related to normal business transactions.

(b) Operating lease commitments as of June 26, 2004. There have not been any significant changes in the three months ended January 1, 2005.

(c) Feed ingredient purchase commitments include both priced and unpriced contracts in the ordinary course of business. Unpriced feed ingredient commitments are priced at market as of January 1, 2005 for the month of delivery.

(d) We contract with broiler, breeder, pullet, layer, hog and nursery pig producers. Although these contracts are subject to acceptable grower performance on a flock-to-flock or herd-to-herd basis, we expect the grow out activity to continue through the periods covered by the grower contracts. Annual grower pay has averaged approximately $240.0 million per year over the past two years with the actual amounts determined by relative performance and other factors. Grower payments have not been included in the contractual obligations table due to the inherent uncertainty of the future amounts.

Critical Accounting Policies

There were no material changes in the Company's critical accounting policies during the quarter ended January 1, 2005.

Effects of Inflation

The major factor affecting our net sales and cost of sales is the change in market prices for broilers, hogs and feed grains. The prices of these commodities are affected by world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation can, however, adversely affect our operating costs such as labor, energy and material costs.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs," effective for fiscal years beginning after June 15, 2005. The Company does not expect that SFAS No. 151 will have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments." The Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Effective in January 2005, the Company early adopted the provisions of SFAS 123R. See Notes 9 and 13 of Notes to Consolidated Financial Statements.

In October 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA allows for a federal income tax deduction for a percentage of income generated from certain domestic production activities. The Company's production activities will qualify for the deduction. Based on the effective date of the AJCA, the Company will be eligible for this deduction in the first quarter of fiscal 2006. Additionally, in December 2004, the

FASB issued FASB Staff Position 109-1, "Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP 109-1). FSP 109-1, which was effective upon issuance, states the deduction under this provision of the AJCA should be accounted for as a special deduction in accordance with SFAS 109. The Company has not yet determined the benefit that may be realized from this provision.

Risks Relating to Our Business

Industry cyclicality, especially fluctuations in the supply of broiler products, affects the prevailing market price of broiler products, our sales and our earnings.

Profitability in the broiler industry is materially affected by the prevailing price of broiler products, which is primarily determined by supply and demand factors in the market. In recent years, the profitability of companies in the broiler industry has been adversely affected from time to time by excess supplies of broiler products in the market. As a result of the efficiencies in the U.S. broiler market, even modest increases in the broiler supply in the United States can significantly decrease the market prices at which we can sell our broiler products. Such increases in domestic supply can arise as a result of unanticipated decreases in export demand, among other reasons. Given the perishable nature of broiler products, we are unable to manage inventories to address any short-term changes in market prices. As a result, from time to time we are forced to sell our broiler products at a loss. Because we sell a relatively small percentage of our products under fixed-price contracts, increases in the overall supply of broiler products and any related decrease in broiler prices adversely affect our operating results. This has resulted and will continue to result in fluctuations in our earnings. Market prices for broiler products reached their highest levels since 1999 during our 2004 fiscal year, but have declined through December 2004.

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

Sales to our top ten customers represented approximately 32.9% of our net sales during the quarter ended January 1, 2005 and during such period, approximately 11.8% of our net sales were to our largest customer. We do not have long-term contracts with any of our major customers and, as a result, any of our major customers could significantly decrease or cease their business with us with limited or no notice. If we lost one or more of our major customers, or if one or more of our major customers significantly decreased its orders from us, our business, sales and results of operations could be materially and adversely affected.

Foreign embargos, decreased export demand, oversupply of broiler products and competing products and bans on exported chicken and livestock would have an adverse effect on our business.

We are an exporter to Russia and other former Soviet republics, China, the Pacific Rim, the Middle East, South and Central America and the Caribbean
Islands. Any decrease in exports to foreign countries based on embargos, decreased demand, oversupply of broiler products or competing products or bans on exported chicken may have an adverse effect on our ability to export chicken and other products. Such occurrences would also likely increase the supply of broilers and competing products in the United States, which would likely result in lower prices for broiler products and could adversely affect our business. For example, in 2002 and 2003, export sales to Russia declined due to an embargo on certain imported meats, leading to a domestic oversupply and a decrease in the market price of chicken. Russia has implemented import quotas on chicken and other meats that reduce U.S. broiler imports to approximately 70% of 2002 levels. In addition, for several months in 2004, China, Japan and several smaller chicken importing countries banned all imports of broiler products from the United States due to several chickens in Delaware and Texas testing positive for avian influenza. Also as a result of this event, Russia and Hong Kong banned the import of broiler products from Delaware and Texas for a period of time. Any implementation of similar bans in the future or the implementation of quotas or other import restrictions would adversely affect our domestic and export sales and our results of operations.

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

We have approximately 17,000 employees, approximately 3,000 of which are covered by collective bargaining agreements and approximately 575 of which are members of labor unions. We may be unable to maintain good relationships with these labor unions or to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. If we fail to maintain good relationships with our employees generally or with such labor unions or fail to negotiate satisfactory collective bargaining agreements, or if non-unionized operations were to become unionized, we could face labor strikes or work stoppages or other activity that could adversely affect our business and operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market Risk

Our principal market risks are exposure to changes in broiler and commodity prices and interest rates on borrowings. Although we have international sales and related accounts receivable from foreign customers, there is no foreign currency exchange risk, as all sales are denominated in U.S. dollars.

Commodities Risk

We are a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. We use commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of our feed ingredient inventories. Feed ingredient futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of our senior credit facility limit the use of forward purchase contracts and commodities futures and options transactions. As of January 1, 2005, the notional amounts and fair value of our outstanding commodity futures and options positions were not material.

Feed ingredient purchase commitments for corn and soybean meal in the ordinary course of business were $129.0 million at January 1, 2005. These commitments include both priced and unpriced contracts. Unpriced feed ingredient commitments are valued at market for the month of delivery as of January 1, 2005.

Based on estimated annual feed usage, a 10% increase in the weighted average cost of feed ingredients would increase annualized cost of sales by an estimated $70.0 million.

Interest Rate Risk

We have exposure to changes in interest rates on certain debt obligations. The interest rates on our amended senior credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR). Assuming the $125.0 million revolver was fully drawn, a 1% increase in LIBOR would increase annual interest expense by approximately $1.4 million.

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

                         PART II:  OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds.

        In connection with the Company's conversion from a cooperative marketing association to a for-profit corporation and the distribution of cash and shares of common stock to Gold Kist's members and former member equity holders in December 2004, Gold Kist repurchased 19,146 shares of common stock issuable to members and former member equity holders who owed past-due indebtedness to Gold Kist of $210,606 in exchange for the cancellation of such indebtedness. In addition, Gold Kist also repurchased 4,977 shares of common stock for $54,747 from certain other members in connection with administrative errors relating to the redemption election in the conversion. To calculate the number of shares to be repurchased, Gold Kist's stock was assigned a value equal to the initial public offering price of $11.00 per share. Gold Kist does not expect to make any additional repurchases of this type in the future.

Item 6.  Exhibits.

        Exhibits

         Designation of Exhibit
         in This Report                 Description of Exhibit

         10.1                           Form  of  Deferred  Stock  Unit
                                        Award  for Directors Under  the  2004
                                        Non-Employee   Director  Compensation
                                        Plan

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

                                              GOLD KIST INC.
                                               (Registrant)



Date    February 15, 2005
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date    February 15, 2005
                                               Stephen O. West
                                    Chief Financial Officer, Vice President
                                        (Principal Financial Officer)


                                                                     Page 38

Item 6.  Exhibits.

        Exhibits

         Designation of Exhibit
         in This Report                 Description of Exhibit

         10.1                           Form  of  Deferred  Stock  Unit
                                        Award  for Directors Under  the  2004
                                        Non-Employee   Director  Compensation
                                        Plan

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

                                              GOLD KIST INC.
                                               (Registrant)



Date    February 15, 2005                  /s/ John Bekkers
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date    February 15, 2005                  /s/ Stephen O. West
                                               Stephen O. West
                                    Chief Financial Officer, Vice President
                                        (Principal Financial Officer)