Form 10-Q
period 2005-04-02
Gold Kist Inc.
filed 2005-05-17
CIK 1292215

N:\LOTUS\COMMON\gk10q305edgar.doc
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

For the Quarterly Period Ended         April 2, 2005

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

                                     Yes            No   X

               APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.01 Per Share Par Value - 51,503,109 shares outstanding as of May 17, 2005.

                               GOLD KIST INC.


                                    INDEX


                                                        Page No.

Part I.      Financial Information

  Item 1.  Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets -
             October 2, 2004 and April 2, 2005               1

           Consolidated Statements of Operations -
             Three Months and Six Months Ended
             March 27, 2004 and April 2, 2005                2

           Consolidated Statements of Cash Flows -
             Six Months Ended March 27, 2004
             and April 2, 2005                               3

           Notes to Consolidated Financial
             Statements                                    4 - 20

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                          21 - 35

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                   36

  Item 4.  Controls and Procedures                          37

Part II.   Other Information

  Item 6.  Exhibits                                         38

                                                                   Page 1
Item 1.  Financial
         Statements
                               GOLD KIST INC.
                         CONSOLIDATED BALANCE SHEETS
                (Amounts, Except Share Amounts, in Thousands)
                                 (Unaudited)
                                                  October 2,     April 2,
                                                     2004          2005
          ASSETS
Current assets:
   Cash and cash equivalents                       $175,289       169,334
   Receivables, net                                 115,015       116,552
   Inventories                                      238,892       215,579
   Deferred income taxes                             15,732        17,675
   Other current assets                              38,577        32,388
       Total current assets                         583,505       551,528
Investments                                          13,072        13,008
Property, plant and equipment, net                  247,398       268,551
Deferred income taxes                                13,215        17,519
Other assets                                         65,652        58,719
                                                   $922,842       909,325

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt                                $ 20,875        10,472
   Accounts payable                                  84,121        78,133
   Accrued compensation and related expenses         42,556        34,933
   Income taxes payable                               8,583        33,574
   Other current liabilities                         79,466        67,330
       Total current liabilities                    235,601       224,442
Long-term debt, less current maturities             281,408       201,884
Accrued pension costs                                37,387        32,681
Accrued postretirement benefit costs                  6,760         5,027
Other liabilities                                    44,138        46,803
       Total liabilities                            605,294       510,837
Patrons' and other equity/stockholders' equity:
   Preferred stock, authorized 100,000,000 shares         -             -
   Common stock, $1.00 par value and authorized
     500,000 shares as of October 2, 2004;
     $.01 par value and authorized 900,000,000
     shares as of April 2, 2005; issued
     and outstanding 2,449 shares as of
     October 2, 2004 and 51,528,082 and
     51,503,109 shares as of April 2, 2005,
     respectively                                         2           515
   Additional paid-in capital                             -       397,546
   Patronage reserves                               232,569             -
   Accumulated other comprehensive loss             (42,318)      (42,160)
   Retained earnings                                127,295        42,862
   Common stock held in treasury, 24,973 shares           -          (275)
       Total patrons' and other equity/stockholders'
          equity                                    317,548       398,488
                                                   $922,842       909,325

        See Accompanying Notes to Consolidated Financial Statements.

                                                                 Page 2

                               GOLD KIST INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands, Except Per Share Amounts)
                                 (Unaudited)
                              Three Months Ended    Six Months Ended
                              Mar. 27,    Apr. 2,  Mar. 27,     Apr. 2,
                                2004       2005     2004         2005
Net sales                      $575,589   570,809  1,112,516  1,122,767
Cost of sales                   480,128   477,554    948,845    981,676
 Gross profit                    95,461    93,255    163,671    141,091
Distribution, administrative
 and general expenses (including
 $7.1 million and $7.8 million
 of share-based compensation
 expense for the three and six
 months ended April 2, 2005,
 respectively)                   27,200    33,076     56,223     58,042
Pension plan settlement expense   9,908         -      9,908          -
Conversion expenses                   -         -          -      1,418
 Net operating income            58,353    60,179     97,540     81,631
Other income (expenses):
 Interest and dividend income       744     1,890        888      2,715
 Interest expense                (6,975)   (6,213)   (13,757)   (13,303)
 Senior debt prepayment
   interest and write-off of
   related fees and discount     (6,341)        -     (6,341)   (10,016)
 Unrealized loss on investment        -         -    (18,486)         -
 Miscellaneous, net                 886     1,284      1,177      2,986
   Total other expenses, net    (11,686)   (3,039)   (36,519)   (17,618)
 Income before income taxes      46,667    57,140     61,021     64,013
Income tax expense               16,805    18,471     27,754     21,151
 Net income                    $ 29,862    38,669     33,267     42,862
Net income per common share:
   Basic                              -      $.77          -       $.86
 Diluted                              -      $.76          -       $.85
Weighted average common shares
 outstanding:
   Basic                              -    49,972          -     49,972
 Diluted                              -    50,749          -     50,470

        See Accompanying Notes to Consolidated Financial Statements.

                                                                   Page 3
                              GOLD KIST INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts in thousands)
                                (Unaudited)
                                                   Six Months Ended
                                              Mar. 27, 2004   Apr. 2, 2005
Cash flows from operating activities:
    Net income                                    $ 33,267       42,862
 Non-cash items included in income from
    operations:
    Depreciation and amortization                   19,574       21,091
    Amortization of share-based compensation             -        7,790
    Unrealized loss on investment                   18,486            -
    Postretirement benefit plans expense in
        excess of (less than) funding               11,718       (6,093)
    Deferred income tax expense (benefit)            4,444       (6,342)
    Other                                           (1,840)         691
    Changes in operating assets and liabilities:
    Receivables                                     (4,428)      (1,537)
    Inventories                                    (14,802)      23,313
    Other current assets                              (956)       5,885
    Accounts payable, accrued and other expenses    38,041        2,530
Net cash provided by operating activities          103,504       90,190
Cash flows from investing activities:
 Acquisitions of property, plant and equipment     (15,818)     (41,612)
 Dispositions of investments                             1        2,304
 Proceeds from termination of cooperative equity
    holder life insurance policies                       -        2,790
 Other                                               2,534        1,961
Net cash used in investing activities              (13,283)     (34,557)
Cash flows from financing activities:
 Proceeds from long-term debt                      196,940            -
 Principal repayments of long-term debt           (200,076)     (91,044)
 Payments of deferred financing costs               (5,925)           -
 Patronage refunds and other equity paid in cash    (1,509)      (3,165)
 Proceeds from initial public offering, net of
    underwriting and offering expenses paid              -      138,859
 Cash distributions to members and equity holders        -     (105,963)
 Treasury stock acquired                                 -         (275)
Net cash used in financing activities              (10,570)     (61,588)
Net change in cash and cash equivalents             79,651       (5,955)
Cash and cash equivalents at beginning of period    13,875      175,289
Cash and cash equivalents at end of period        $ 93,526      169,334
Supplemental disclosure of cash flow information:
 Cash paid during the periods for:
    Interest (net of amounts capitalized)         $ 25,236       20,068
    Income taxes, net                             $  1,436        2,502

       See Accompanying Notes to Consolidated Financial Statements.

                                                                  Page 4
                              GOLD KIST INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in Thousands)
                                (Unaudited)

 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist" or the "Company") as of April 2, 2005 and for the three and six months ended April 2, 2005. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements in the previously filed Annual Report on Form 10-K for the fiscal year ended June 26, 2004 of the Company's predecessor.

     The Company employs a 52/53-week fiscal year. On October 20, 2004, the Board of Directors of the Company approved changing the fiscal year-end of the Company from the Saturday after the last Thursday in June to the Saturday after the last Thursday in September. Fiscal
     2005 will be a 52-week year beginning October 3, 2004 and ending October 1, 2005. The three-month and six-month periods ended April 2, 2005 and the three-month and six-month periods ended March 27, 2004 each consisted of thirteen weeks and twenty-six weeks, respectively.

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

     In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(r)) was issued. The Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(r) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Effective in January


                                                                    Page 5


     2005,  the Company early adopted the provisions of SFAS 123(r).   See
     Note 9 of Notes to Consolidated Financial Statements.

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

     After underwriting discounts and other expenses, net proceeds from the common stock offering were approximately $137.2 million. A portion  of  the proceeds of this offering was used to  repay  $70.0 million in aggregate principal amount of our 10.25% outstanding senior notes plus an additional $7.2 million of prepayment interest on November 12, 2004. The prepayment interest charge of $7.2 million and 35% of both the deferred financing costs and discount totaling $2.8 million were recognized in the statement of operations for the six month period ended April 2, 2005.

 3.  Receivables

     Receivables are principally trade and are stated net of an allowance for doubtful accounts of $1.5 million and $1.4 million as of October 2, 2004 and April 2, 2005, respectively.


                                                                    Page 6


 4.  Comprehensive Income

     Comprehensive income was $29,862 and $38,827 for the three months ended March 27, 2004 and April 2, 2005, respectively, and $33,267 and $43,020 for the six months ended March 27, 2004 and April 2, 2005, respectively. Comprehensive income consists of net income and pension liability adjustments, net of tax.

 5.  Inventories

     Inventories consist of the following:

                                      Oct. 2, 2004       Apr. 2, 2005
     Live poultry and hogs              $102,936            94,981
     Marketable products                  87,562            71,690
     Raw materials and supplies           48,394            48,908
                                        $238,892           215,579

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

     Raw materials and supplies consist of feed ingredients, hatching eggs, packaging materials and operating supplies. These inventories are stated, generally, at the lower of cost (first-in, first-out or average) or market. Gold Kist engages in forward purchase contracts and commodity futures and options transactions to secure necessary feed ingredient requirements and manage the risk of adverse price fluctuations with regard to its feed ingredient purchases. Changes in the fair value of these derivatives, except for forward purchase contracts, have been recorded through net income.
                                                                   Page 7

 6.  Property, Plant and Equipment

     Property, plant and equipment is summarized as follows:

                                         Oct. 2,         Apr. 2,
                                          2004            2005
     Land and land improvements         $ 32,161          34,936
     Buildings                           214,368         227,616
     Machinery and equipment             433,633         447,700
     Construction in progress             33,959          37,582
                                         714,121         747,834
     Less accumulated depreciation       466,723         479,283
                                        $247,398         268,551

     Depreciation and amortization included in cost of sales in the accompanying consolidated statements of operations were $16.5 million and $18.5 million for the six months ended March 27, 2004 and April 2, 2005, respectively.

 7. Long-Term Debt

    Long-term debt is summarized as follows:

                                                    Oct. 2,      Apr. 2,
                                                     2004         2005
     Senior notes, due 2014                         $197,092     128,209
     Series B senior exchange notes, due in annual
       installments of $2,727 and a final
       installment of $5,455 due May 30, 2010 with
       interest payable quarterly (interest rate
       of 8.75% at April 2, 2005)                     21,818      19,091
     Series C senior exchange notes, due in annual
       installments of $2,273 and a final
       installment of $6,818 due May 30, 2010 with
       interest payable quarterly (interest rate
       of 9.00% at April 2, 2005)                     18,182      18,182
     Term loan agreement with agricultural credit
       bank, due in semi-annual installments of
       $1,785 with interest payable monthly
       (interest rate of 8.41% at April 2, 2005)      30,365      28,580
     Term loan agreement with agricultural credit
       bank repaid on February 28, 2005                7,800           -
     Subordinated capital certificates of interest
       with original fixed maturities ranging from
       seven to fifteen years, unsecured (weighted
       average interest rate of 8.14% at April 2,
       2005)                                          17,147      16,112
     Tax exempt industrial revenue bond with
       variable interest rate repaid on
       April 1, 2005                                   7,500           -
     Mortgage loans, due in monthly installments to
       January 2010, secured by an office building
       (weighted average interest rate of 5.06% at
        April  2, 2005)                                2,379       2,182
                                                     302,283     212,356
     Less current maturities                          20,875      10,472
                                                    $281,408     201,884

     In March 2004, the Company issued the senior notes due 2014 in a private offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933 in the principal amount of $200 million and subsequently exchanged the senior notes for identical registered notes. The stated interest rate on the senior notes is 10.25%, with interest payable semi-annually on March 15 and September 15. The senior notes were issued at a price of 98.47% and are reflected net of discount in the accompanying consolidated balance sheets. The discount amount is being amortized to interest expense over the ten-year term of the senior notes under the interest method, yielding an effective interest rate of approximately 10.50%.

     The Company repaid $70.0 million of principal of the senior notes, plus $7.2 million in prepayment interest, on November 12, 2004 with a portion of the proceeds from Gold Kist's initial public offering completed on October 13, 2004 (see Note 2). In connection with this prepayment, $1.0 million of the discount and $1.8 million of deferred financing costs were written off and recognized in the consolidated statement of operations for the six months ended April 2, 2005.

     Concurrent with the issuance of the senior notes, the Company amended its Senior Secured Credit Facility to provide for a revolving line of credit in an aggregate principal amount of $125 million, including a sub-facility of up to $60 million for letters of credit, for a term of three years. The interest rate on the facility ranges from 1.00% to 2.00% over the prime rate for base rate advances or 2.25% to 3.25% over the London InterBank Offered Rate (LIBOR) for Eurodollar
     advances, adjusted quarterly based on the Company's financial position. Borrowings under the facility will be limited to the lesser of $125 million and a borrowing base determined by reference to a percentage of the collateral value of the accounts receivable and inventories securing the facility. As of April 2, 2005, there was approximately $93.7 million available for borrowing under this facility. Approximately $31.3 million of letters of credit are outstanding under the facility.

     The Company's debt agreements place a limitation on capital expenditures, cash dividends, commodity hedging contracts and additional loans, advances or investments. The terms of debt agreements (other than the senior notes) contain financial covenants, including those that specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. At April 2, 2005, the Company was in compliance with all applicable loan covenants under its senior notes and credit facilities.

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

     At October 2, 2004 and April 2, 2005, the Company had a minimum pension liability of $42.3 million and $42.2 million, respectively, net of the deferred tax benefit of $25.2 million and $25.1 million, respectively. The minimum pension liability, net of deferred taxes, has been included as a component of patrons' and other equity/stockholders' equity in accumulated other comprehensive loss.

     The Company recognized $9.9 million of pension settlement expense in the quarter ended March 27, 2004. The settlement expense resulted from lump sum distribution payments from the plan to electing retiring employees exceeding service and interest cost components of pension expense in the plan year.

     Components of net periodic benefit cost (income) for the three months ended March 27, 2004 and April 2, 2005 are as follows:

                                                        Postretirement
                                    Pension Benefits   Insurance Benefits
                                  3/27/2004  4/2/2005  3/27/2004 4/2/2005
     Service cost                   $ 1,674     1,169         -         -
     Interest cost                    2,673     2,499        78        54
     Estimated return on plan
	assets                      (3,398)   (2,872)        -         -
     Amortization of transition
	asset                          (60)        -         -         -
     Amortization of prior service
       cost                             456       119    (2,587)   (2,587)
     Amortization of net loss           569     1,023     2,088     1,759
     Net periodic benefit cost
       (income)                       1,914     1,938      (421)     (774)
     Settlement loss                  9,908         -         -         -
     Net periodic benefit cost
       (income) after settlement
       loss                         $11,822     1,938      (421)     (774)

     Components of net periodic benefit cost (income) for the six months ended March 27, 2004 and April 2, 2005 are as follows:

                                                        Postretirement
                                    Pension Benefits   Insurance Benefits
                                  3/27/2004  4/2/2005  3/27/2004 4/2/2005
     Service cost                   $ 3,348     2,344         -         -
     Interest cost                    5,345     5,002       156       109
     Estimated return on plan
	assets                      (6,796)   (5,745)        -         -
     Amortization of transition
	asset                         (120)        -         -         -
     Amortization of prior service
       cost                             911       239    (5,174)   (5,174)
     Amortization of net loss         1,139     2,046     4,177     3,518
     Net periodic benefit cost
       (income)                       3,827     3,886      (841)   (1,547)
     Settlement loss                  9,908         -         -	        -
     Net periodic benefit cost
      (income) after settlement
      loss                         $ 13,735     3,886      (841)   (1,547)

     The  Company  made  a qualified pension plan contribution  of  $15.0
     million   in   August  2004  and  another  qualified  pension   plan
     contribution of $8.0 million in November 2004.

9.   Long Term Incentive Plan

     Effective January 2, 2005, the Company adopted SFAS No. 123(r) and has utilized the modified prospective method of adoption. Prior to January 2, 2005, the Company accounted for its stock compensation grants in accordance with the SFAS 123 exception, which allowed it to utilize APB No. 25 to account for its stock-based compensation grants and required certain supplemental disclosures. There was no cumulative effect upon adoption of SFAS 123(r).

     In connection with the conversion of the Company into a for-profit corporation and the completion of its initial public offering, the Company implemented the Gold Kist Long-Term Incentive Plan (LTIP). At the discretion of the Compensation Committee of the Board of Directors, which administers the plan, employees, consultants and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, performance awards, nonvested or restricted stock, stock units, dividend equivalents or other stock based awards. The Company reserved up to 4,000,000 shares for issuance upon the exercise of awards under the LTIP.

    A grant of nonvested stock to employees was authorized by the Board of Directors and effective as of the closing of the initial public offering (IPO) on October 13, 2004 (IPO stock grants). In addition, on October 20, 2004, the Board of Directors authorized the issuance of the stock portion of their fiscal 2005 annual retainers in nonvested shares. Total grants of 705,197 and 24,456 shares were issued to employees and directors, respectively. The nonvested stock issued to employees will vest on the third anniversary of the date of grant with the nonvested stock issued to directors vesting in July 2005. However, the shares will vest immediately upon (i) the employee's termination of employment by reason of death, disability or retirement, or (ii) the occurrence of a change in control. Retirement is defined under the LTIP as voluntarily leaving employment after attaining any normal or early retirement age specified in the Company's benefit plans.

    Prior to the adoption of SFAS No. 123(r), the Company's policy for recognizing compensation expense was to amortize the fair value of stock compensation grants over the stated vesting period, even though that stated vesting period may not be substantive. As a result, during the three months ended January 1, 2005, the Company recognized compensation expense of $0.7 million for IPO stock grants made during the period. Had the Company applied SFAS No. 123(r) to the IPO stock grants, and as a result recognized the fair value of the grants over the requisite service period as opposed to the stated vesting period of three years, the amount expensed for the grants would have totaled approximately $5.3 million in the three months ended January 1, 2005. The Company will continue to recognize the compensation expense for the IPO stock grants by amortizing the fair value over the stated three-year vesting period.

    The compensation expense recorded in the quarter ended April 2, 2005 that would not have been recognized had SFAS 123(r) been applied for the three months ended January 1, 2005 was approximately $0.8 million.

    In January 2005, the Board of Directors approved replacement employment agreements with the Chief Executive Officer and the Chief Administrative Officer and replacement change in control (CIC) agreements with ten other officers.

    Equity grants to the Company's officers under the Company's LTIP, consisting of 355,722 shares of nonvested stock (CIC stock grants), stock-settled stock appreciation rights with respect to 173,860 shares (stock-settled SARS) and 96,558 performance share awards (performance shares), were also approved and awarded in January 2005.

    The CIC stock grants awarded in January 2005 vest as to 25% of the shares on each anniversary of the date of grant, beginning January 24, 2006, provided, however, that the shares will vest immediately upon (i) the executive's termination of employment by reason of death, disability or retirement, or (ii) the occurrence of a change in control.

    The stock-settled SARS vest in two equal annual installments, beginning on January 24, 2008; provided, however, that the stock-settled SARS will vest and become immediately exercisable upon (i) the executive's termination of employment by reason of death, disability or retirement, or (ii) the occurrence of a change in control.

    The performance shares provide the holder the opportunity to earn a number of shares of common stock of the Company at the end of a three-year performance cycle. The performance condition is based upon the Company's profitability in relation to a defined peer group within the broiler industry as measured by an independent benchmarking company.

    Additional equity grants for other management participants, consisting of stock-settled SARS with respect to 86,954 shares and 88,553 performance shares, were also approved and awarded with the same vesting periods as outlined above. These grants will vest and become immediately exercisable upon the participant's termination of employment by reason of death, disability or retirement.

    The equity grants and awards are summarized as follows (share and dollar amounts in thousands):

                        Grant Date  Shares    Fair Value  Vesting Period
    IPO stock grants   October 2004
       Employees                       705      $7,757       36 months
       Directors                        24         280        9 months

    CIC stock grants   January 2005    356       4,863       48 months

    Stock-settled SARS January 2005    261       1,795       48 months

    Performance shares January 2005    185       2,288       33 months

       Total                         1,531     $16,983

    The Company determined that all of the above grants were equity-classified awards under SFAS NO. 123(r). As a result, the fair value of the awards has been measured at grant date and is being recognized as compensation expense over the vesting periods, except as noted below. The fair value of the IPO stock grants, CIC stock grants and performance shares was the quoted public market price of the shares on the date of the grant. The fair value of the stock-settled SARS was determined under the Black-Scholes valuation method with a term of 6.75 years, as determined under the simplified method, a risk free rate of 3.93% and a volatility of 45%, based on data from a peer group of similar profile companies. The contractual term of the stock-settled SARS is ten years.

    No  grants or awards have legally vested or been exercised, converted
    or  forfeited during the six months ended April 2, 2005.   There  are
    no additional restrictions on awards subsequent to vesting.

    The grants previously described, with the exception of the performance shares, vest fully at retirement, which was defined as attaining any normal or early retirement age (fifty-five) specified in the Company's benefit plans. A significant number of grant recipients were fifty-five or older at the time of the grant and therefore have the option to retire early under the Company's benefit plans, at which time the grants would vest. In accordance with SFAS 123(r), because the employee is eligible to retire at the grant date, the awards' explicit service condition is nonsubstantive and the entire amount of compensation cost was recognized at grant date.

    The amount of the share-based compensation expense under the CIC stock grants issued in January 2005 and the stock-settled SARS granted in January 2005 related to those recipients aged 55 or over was $5.3 million for the three months ended April 2, 2005 and represented 490,642 shares.

    Total share-based compensation expense, including the $5.3 million noted above, was $7.1 million and $7.8 million for the three and six months ended April 2, 2005, respectively, and is reflected within distribution, general and administrative expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations related to the share-based compensation expense was $2.7 million and $3.0 million for the three and six months ended April 2, 2005, respectively.

    At April 2, 2005, the total share-based compensation cost related to nonvested grants and awards not yet recognized is approximately $9.2 million. The weighted average period over which the remaining share-based compensation expense is to be recognized is approximately thirty months.

10. Contingent Liabilities

     Four female employees of the Company's Corporate Office Information Services (I/S) Department filed an EEOC sex discrimination suit against the Company in the United States District Court for the Northern District of Georgia asserting gender based claims about employment and promotion decisions in the Corporate Office I/S

     Department. One of the employees continues to be employed by the Company. After its administrative consideration of the claims, the EEOC has issued "Right to Sue" letters to the four complainants in these claims, meaning that the EEOC will not sue or participate in a suit against the Company on behalf of the parties in these actions nor will it pursue a systemic discrimination charge in this matter. The letter provides that the individuals may pursue their claims and litigation on their own should they so desire. The four complainants filed an action in federal district court on March 19, 2003, seeking class certification for their claims of gender discrimination, unspecified monetary damages and injunctive relief. Discovery for the class certification phase of the litigation has ended, and the plaintiffs' motion for class certification is now being considered by the Court. The outcome of this case is uncertain. The Company intends to defend the litigation vigorously.

     The Company has been named as a defendant in a purported class action lawsuit filed in the U.S. District Court for the Northern District of Alabama, along with four additional chicken-processing firms. Plaintiffs allege that the defendants have conspired to prevent competition for production contracts and seek to represent a putative class of all contract farmers and sellers of hatching eggs and live broilers who produced hatching eggs or live broilers in the United States since February 23, 1998. Gold Kist moved to compel arbitration of Plaintiffs' claims based on arbitration agreements contained in Gold Kist's production contracts, membership agreements and by-laws. The Court granted Gold Kist's motion to compel arbitration between Plaintiffs and Gold Kist, and stayed Plaintiffs' claims against the other defendants pending completion of arbitration between Plaintiffs and Gold Kist. Plaintiffs have not yet initiated an arbitration against Gold Kist. Gold Kist believes that the claims are without merit and intends to defend the matter vigorously. The Company believes that this lawsuit will not have a material adverse effect on our financial condition or results of operations.

     Gold Kist is a party to various other legal, environmental and administrative proceedings, which management believes constitute ordinary routine litigation incidental to the business conducted by Gold Kist and are either accrued or not expected to be significant.

11.  Investments

     In October 1998, the Company completed the sale of assets of the Agri-Services segment business to Southern States Cooperative, Inc.
     (SSC). In connection with the transaction, the Company purchased from SSC $60 million principal amount of capital trust securities and $40 million principal amount of cumulative preferred securities for $98.6 million in October 1999.

     In October 2002, SSC notified the Company that, pursuant to the provisions of the indenture under which the Company purchased the capital trust securities, SSC would defer the capital trust securities quarterly interest payment due on October 5, 2002. Quarterly interest payments for subsequent quarters were also deferred. As a result of the deferral of the interest payments, the Company reduced the carrying value of the capital trust securities by
                                                                  Page 15


     $24.1 million with a corresponding charge against the loss from continuing operations for the year ended June 28, 2003. The carrying value of the SSC securities was $57.3 million at June 28, 2003.

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

12.  Earnings Per Share

     The net income for both the basic and diluted earnings per share computations was $38.7 million and $42.9 million for the three and six months ended April 2, 2005, respectively. Following is a reconciliation of weighted average shares - basic to weighted average shares - diluted.

                                                    3 Mos.    6 Mos.
                                                   Ended      Ended
                                                    4/2/05    4/2/05
          Weighted average shares - basic           49,972    49,972
          Deferred share-based compensation grants     777       498
          Weighted average shares - diluted         50,749    50,470

13.  Supplemental Combining Condensed Financial Statements

     The Company's senior notes are jointly and severally guaranteed by the Company's domestic subsidiaries, which are 100% owned by Gold Kist (the "Parent"), except for GK Insurance Inc., a wholly owned captive insurance company domiciled in the State of Vermont.

     The following are the unaudited supplemental combining condensed balance sheets as of October 2, 2004 and April 2, 2005, the supplemental combining condensed statements of operations for the three and six months ended March 27, 2004 and April 2, 2005 and the supplemental combining condensed statements of cash flows for the six months ended March 27, 2004 and April 2, 2005. The only intercompany eliminations are the normal intercompany revenues, borrowings and investments in wholly owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries, which are 100% owned by the Parent, are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

                                                                  Page 16
                                    As of October 2, 2004
Balance Sheet:    Parent  Guarantor   Non-Guarantor
                   Only  Subsidiaries  Subsidiary  Eliminations Consolidated
ASSETS
Current assets:
 Cash and cash
   equivalents    $166,430      313       8,546             -       175,289
 Receivables, net  113,478   11,474      31,636       (41,573)      115,015
 Inventories       238,432      460           -             -       238,892
 Deferred income
  taxes and other
  current assets    27,503      545      26,261             -        54,309
  Total current
    assets         545,843   12,792      66,443       (41,573)      583,505
Investments         35,252        -           -       (22,180)       13,072
Property, plant
 and equipment,
 net               247,118      280           -             -       247,398
Deferred income
 taxes and other
 assets             64,144    5,363       9,360             -        78,867
                  $892,357   18,435      75,803       (63,753)      922,842

LIABILITIES AND
  EQUITY
Current liabilities:
 Notes payable
  and current
  maturities of
  long-term debt  $ 20,875        -           -             -        20,875
 Accounts payable  125,372      322           -       (41,573)       84,121
 Accrued
  compensation and
  related expenses  42,540       16           -             -        42,556
 Other current
  liabilities       47,671        5      40,373             -        88,049
  Total current
    liabilities    236,458      343      40,373       (41,573)      235,601
Long-term debt,
 less current
 maturities        281,408        -           -             -       281,408
Accrued pension
 costs              37,387        -           -             -        37,387
Accrued
 postretirement
 benefit costs       6,760        -           -             -         6,760
Other liabilities   12,796      325      31,017             -        44,138
  Total liabilities574,809      668      71,390       (41,573)      605,294
Patrons' and other
  equity           317,548   17,767       4,413       (22,180)      317,548
                  $892,357   18,435      75,803       (63,753)      922,842

                                                                      Page 17
                                     As of April 2, 2005
Balance Sheet:    Parent  Guarantor   Non-Guarantor
                   Only  Subsidiaries  Subsidiary   Eliminations Consolidated
ASSETS
Current assets:
 Cash and cash
  equivalents     $166,425      386       2,523             -       169,334
 Receivables, net  115,818   12,843      33,417       (45,526)      116,552
 Inventories       215,278      301           -             -       215,579
 Deferred income
  taxes and
  other current
  assets            23,363      501      26,199             -        50,063
  Total current
    assets         520,884   14,031      62,139       (45,526)      551,528
Investments         35,868        -           -       (22,860)       13,008
Property, plant
 and equipment,
 net               268,285      266           -             -       268,551
Deferred income
 taxes and
 other assets       60,707    4,086      11,445             -        76,238
                  $885,744   18,383      73,584       (68,386)      909,325

LIABILITIES AND
  EQUITY
Current liabilities:
 Notes payable
  and current
  maturities of
  long-term debt  $ 10,472        -           -             -        10,472
 Accounts payable  123,009      243         407       (45,526)       78,133
 Accrued
  compensation and
  related expenses  34,918       15           -             -        34,933
 Other current
  liabilities       66,529        4      34,371             -       100,904
  Total current
    liabilities    234,928      262      34,778       (45,526)      224,442
Long-term debt,
 less current
 maturities        201,884        -           -             -       201,884
Accrued pension
 costs              32,681        -           -             -        32,681
Accrued
 postretirement
 benefit costs       5,027        -           -             -         5,027
Other liabilities   12,736      325      33,742             -        46,803
  Total
    liabilities    487,256      587      68,520       (45,526)      510,837
Stockholders'
  equity           398,488   17,796       5,064       (22,860)      398,488
                  $885,744   18,383      73,584       (68,386)      909,325

                                                                    Page 18
Statement of              Three Months (13 Weeks) Ended March 27, 2004
  Operations:      Parent  Guarantor   Non-Guarantor
                    Only  Subsidiaries  Subsidiary  Eliminations Consolidated
Net sales         $574,060      810       3,598        (2,879)      575,589
Cost of sales      479,756      812       2,439        (2,879)      480,128
Gross profit
 (loss)             94,304       (2)      1,159             -        95,461
Distribution,
 administrative
 and general
 expenses           26,985      196          19             -        27,200
Pension plan
 settlement
 expense             9,908        -           -             -         9,908
Net operating
 income (loss)      57,411     (198)      1,140             -        58,353
Interest, income
 taxes and other,
 net               (27,549)     117         (89)         (970)      (28,491)
Net income (loss) $ 29,862      (81)      1,051          (970)       29,862

Statement of              Three Months (13 Weeks) Ended April 2, 2005
  Operations:     Parent   Guarantor  Non-Guarantor
                   Only   Subsidiaries  Subsidiary  Eliminations Consolidated
Net sales         $571,026      824       3,519        (4,560)       570,809
Cost of sales      478,169      850       3,095        (4,560)       477,554
Gross profit
 (loss)             92,857      (26)        424             -         93,255
Distribution,
 administrative
 and general
 expenses           32,840      217          19             -         33,076
Net operating
 income (loss)      60,017     (243)        405             -         60,179
Interest, income
 taxes and other,
 net               (21,348)      247        219          (628)       (21,510)
Net income (loss) $ 38,669        4         624          (628)        38,669

Statement of              Six Months (26 Weeks) Ended March 27, 2004
  Operations:    Parent   Guarantor   Non-Guarantor
                  Only   Subsidiaries  Subsidiary  Eliminations  Consolidated
Net sales       $1,109,460    1,542       7,569        (6,055)     1,112,516
Cost of sales      944,645    1,551       8,704        (6,055)       948,845
Gross profit
 (loss)            164,815       (9)     (1,135)            -        163,671
Distribution,
 administrative
 and general
 expenses           55,745      437          41             -         56,223
Pension plan
 settlement
 expense             9,908        -           -             -          9,908
Net operating
 income (loss)      99,162     (446)     (1,176)            -         97,540
Interest, income
 taxes and other,
 net               (65,895)     351         998           273        (64,273)
Net income
 (loss)         $   33,267      (95)       (178)          273         33,267

Statement of              Six Months (26 Weeks) Ended April 2, 2005
  Operations:    Parent   Guarantor   Non-Guarantor
                  Only   Subsidiaries  Subsidiary  Eliminations  Consolidated
Net sales       $1,122,155    1,619       7,045        (8,052)     1,122,767
Cost of sales      980,988    1,680       7,060        (8,052)       981,676
Gross profit
 (loss)            141,167      (61)        (15)            -        141,091
Distribution,
 administrative
 and general
 expenses           59,079      339          42             -         59,460
Net operating
 income (loss)      82,088     (400)        (57)            -         81,631
Interest, income
 taxes and other,
 net               (39,226)     429         708          (680)       (38,769)
Net income
 (loss)         $   42,862       29         651          (680)        42,862

                                                                     Page 19
Statement of              Six Months (26 Weeks) Ended March 27, 2004
 Cash Flows:      Parent  Guarantor   Non-Guarantor
                   Only  Subsidiaries  Subsidiary  Eliminations  Consolidated
Net cash provided
 by (used in)
 operating
 activities      $ 105,553   (2,058)          9             -        103,504
Cash flows from
 investing
 activities:
 Acquisitions of
  property,
  plant and
  equipment        (15,814)      (4)          -             -        (15,818)
 Other                 527    2,008           -             -          2,535
Net cash provided
 by (used in)
 investing
 activities        (15,287)   2,004           -             -        (13,283)
Cash flows from
 financing
 activities:
 Proceeds from
  long-term debt   196,940        -           -             -        196,940
 Principal
  repayments of
  long-term debt  (200,076)       -           -             -       (200,076)
 Payments of
  capitalized
  financing costs   (5,925)       -           -             -         (5,925)
 Patronage refunds
  and other equity
  paid in cash      (1,509)       -           -             -         (1,509)
Net cash used in
 financing
 activities        (10,570)       -           -             -        (10,570)
Net change in cash
 and cash
 equivalents        79,696      (54)          9             -         79,651
Cash and cash
 equivalents,
 beginning of
 period             11,088      273       2,514             -         13,875
Cash and cash
 equivalents,
 end of period    $ 90,784      219       2,523             -         93,526

                                                                     Page 20
Statement of              Six Months (26 Weeks) Ended April 2, 2005
  Cash Flows:     Parent  Guarantor   Non-Guarantor
                   Only  Subsidiaries  Subsidiary   Eliminations Consolidated
Net cash provided
 by (used in)
 operating
 activities     $  97,407    (1,194)     (6,023)            -         90,190
Cash flows from
 investing
 activities:
 Acquisitions of
  property, plant
  and equipment    (41,607)      (5)          -             -        (41,612)
 Other               5,783    1,272           -             -          7,055
Net cash provided
 by (used in)
 investing
 activities        (35,824)   1,267           -             -        (34,557)
Cash flows from
 financing
 activities:
 Principal
  repayments of
  long-term debt   (91,044)       -           -             -        (91,044)
 Patronage refunds
  and other equity
  paid in cash      (3,165)       -           -             -         (3,165)
 Proceeds from
  initial public
  offering, net of
  under-writing
  and offering
  expenses paid    138,859        -           -             -        138,859
 Cash
  distributions
  to members and
  equity holders  (105,963)       -           -             -       (105,963)
 Treasury stock
  acquired            (275)       -           -             -           (275)
Net cash used in
 financing
 activities        (61,588)       -           -             -        (61,588)
Net change in
 cash and cash
 equivalents            (5)      73      (6,023)            -         (5,955)
Cash and cash
 equivalents,
 beginning of
 period            166,430      313       8,546             -        175,289
Cash and cash
 equivalents,
 end of period   $ 166,425      386       2,523             -        169,334

                                                                Page 21
ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF CONSOLIDATED RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

General

After two decades of rapid growth, the broiler industry is maturing and will be dependent on new and value-added product development, as well as expanded export opportunities, for continued revenue growth. Production and operating efficiencies will also be necessary for increased profitability. In addition, the industry is undergoing consolidation as a number of acquisitions and mergers have occurred in the last five years. The market share of the top five U.S. firms in terms of ready-to-cook broiler meat production has increased from approximately 49% to 60% during that period, and this trend is expected to continue. Gold Kist is the third largest producer of broilers and related products accounting for approximately 9% of the industry's production.

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

According to the USDA World Agricultural Outlook Board (WAOB), calendar 2004 U.S. broiler meat production was approximately 33.7 billion pounds, ready-to-cook weight, 4.0% above the 32.4 billion pounds produced in calendar 2003. The WAOB April estimate for calendar 2005 broiler meat production is 34.7 billion pounds, which is a 3.2% increase from the calendar 2004 estimate. This moderate increase is principally due to heavier bird weights.

Our export sales, which we define as sales other than to customers in the United States or Canada, were $57.6 million for the six months ended April 2, 2005. The U.S. poultry industry historically has exported 15% to 20% of domestic production, principally dark meat products to Russia and other former Soviet Republics, Hong Kong, Mexico and Japan. The Company's export sales have historically been less than 10% of net sales. However, any disruption in the export markets can significantly impact domestic broiler sales prices by creating excess domestic supply.

The cost of feed grains, primarily corn and soybean meal, averages approximately 55% to 60% of total live broiler production costs or approximately 30% to 35% of the Company's cost of sales. Prices of feed grains fluctuate in response to worldwide supply and demand. Corn and soybean meal prices increased significantly in fiscal 2003 with soybean meal prices further increasing significantly in fiscal 2004, due to stronger worldwide demand and reduced U.S. crops due to weather problems in grain producing areas. Barring weather or other problems, worldwide soybean and corn production is expected to increase, which may favorably impact feed ingredient costs in fiscal 2005. Average feed costs for the Company were lower in the second fiscal quarter as compared to the first quarter of fiscal 2005 and the same quarter last year.

                                                                    Page 22

We believe that we can reduce the impact of industry volatility on our results by increasing our value-added product lines, continuing to improve our cost structure and continuing our commitment to a strategy to grow private label sales.

General issues such as increased domestic and global competition in the meat industry, heightened concerns over the security of the U.S. food supply, volatility in feed grain commodity prices and export markets, increasing government regulation over animal production and animal welfare activism continue as significant risks and challenges to profitability and growth, both for Gold Kist and the broiler industry. References in this report to "fiscal 2005," "fiscal 2004," "fiscal 2003," "fiscal 2002," "fiscal 2001," and "fiscal 2000" refer to the Company's fiscal years ending or ended October 1, 2005, June 26, 2004, June 28, 2003, June 29, 2002, June
30, 2001 and July 1, 2000, respectively.

                           RESULTS OF OPERATIONS

The following table presents certain statement of operations items as a percentage of net sales for the periods indicated:

                                                                  Fiscal
                                                                   Year
                            Three Months Ended  Six Months Ended   Ended
                            Mar. 27,    Apr. 2, Mar. 27,  Apr. 2, June 26,
                              2004       2005     2004     2005     2004
Net sales                    100.0%     100.0%   100.0%   100.0%    100.0%
Cost of sales                 83.4       83.7     85.3     87.4      84.0
     Gross profit             16.6       16.3     14.7     12.6      16.0
Distribution, administrative,
 general and other expenses    6.5        5.8      5.9      5.3       5.3
     Net operating income     10.1       10.5      8.8      7.3      10.7
Interest expense              (2.3)      (1.1)    (1.8)    (1.2)     (1.6)
Other income (expenses)
 (including income taxes)     (2.6)      (2.6)    (4.0)    (2.3)     (4.2)
     Net income                5.2%       6.8%     3.0%     3.8%      4.9%

Net Sales

Gold Kist's net sales for the quarter ended April 2, 2005 decreased 0.8% compared to the quarter ended March 27, 2004. For the six months ended April 2, 2005, net sales volume increased 0.9% from $1.11 billion in the comparable period last year to $1.12 billion in the current year. The change in net sales was due primarily to an approximate 8.4% and 6.9% increase in broiler pounds produced and sold for the quarter and six months ended April 2, 2005, respectively, offset by a decline of 9.1% and 6.1% in average broiler sales prices for the same periods. Increased supply was the principal factor leading to the decline of prices from the three and six-month periods ended March 2004. Average broiler sales prices for the quarter ended April 2, 2005 were 4.9% higher than prices for the quarter ended January 1, 2005 due to increased demand. The nominal increase in sales for the six months ended April 2, 2005 was also impacted by a $1.5 million increase in sales of the pork division due to higher prices caused by stronger demand.
                                                                    Page 23

Our export sales of $26.9 million and $57.6 million for the three and six months ended April 2, 2005, respectively, were 22.3% and 10.0% higher than the fiscal 2004 periods, due to increased shipments to Russia and increased demand from other countries. Our export sales to Russia increased 44.4% in pounds shipped and 21.9% in dollar value from $22.1 million in the March 2004 year-to-date period to $26.9 million in the March 2005 year-to-date period.

Net Operating Income

The Company had net operating income of $60.2 million and $81.6 million for the three and six months ended April 2, 2005, respectively, compared to net operating income of $58.4 million and $97.5 million in the comparable periods in 2004. The decrease in net operating income in the March 2005 year-to-date period as compared to the March 2004 period was due primarily to lower broiler selling prices and increased processing and other production costs. Feed costs for the six months ended April 2, 2005 were 4.9% lower than the six months ended March 27, 2004. The higher feed costs experienced in the first fiscal quarter ending January 1, 2005 were due to forward contracts that were priced in excess of cash markets. Deliveries under these contracts were completed in early January, and lower feed ingredient costs in the quarter ended April 2, 2005 more than offset the first quarter increase. Year-to-date average prices for corn and soybean meal for the six months ended April 2, 2005 were 12.4% and 11.8% below the prior year-to-date period in 2004, respectively.

The 3.2% year-to-date increase in distribution, administrative and general expenses was principally due to the noncash share-based compensation expense of $7.8 million related to the stock grants and awards issued to employees in October 2004 and January 2005. Distribution, administrative and general expenses for the six months ended April 2, 2005 equaled 5.2% of net sales. Approximately $5.3 million of the share-based compensation expense was recognized with respect to recipients aged 55 or older and eligible for early retirement (see Note 9 of Notes to Consolidated Financial Statements). Excluding the total share-based compensation expense of $7.8 million for the six months ended April 2, 2005, distribution, administrative and general expenses decreased by 10.6% and equaled 4.5% of net sales. The decrease was principally due to lower cash incentive compensation accruals. We have presented percentages regarding changes in distribution, administrative and general expenses adjusted to exclude share-based compensation expenses because we believe that investors are interested in our results of operations excluding share-based compensation expense and because our management uses this information to analyze our results from continuing operations and to view trends and changes in such results.

Expenses of $1.4 million, principally advisory fees related to the conversion of the Company from a cooperative marketing association to a for-profit corporation, were incurred in the six months ended April 2, 2005.

Other Expenses

Other expenses, including interest and miscellaneous, net totaled $3.0 million and $17.6 million for the three and six months ended April 2, 2005, respectively, compared to $11.7 million and $36.5 million for the comparable periods in 2004.

                                                                    Page 24

Interest expense was $6.2 million and $13.3 million for the three and six months ended April 2, 2005, compared to $7.0 million and $13.8 million for the comparable periods in 2004. Lower average balances in the three and six months ended April 2, 2005 were the principal factor leading to the decrease in interest expense.

The Company incurred a prepayment interest charge of $5.5 million and wrote off deferred financing fees of $.8 million with respect to the payoff of a term loan with an insurance company with part of the proceeds from the Company's issuance of $200 million in senior notes in March 2004.

In connection with the repayment of $70 million principal amount of the senior notes with a portion of the proceeds from Gold Kist's initial public offering completed on October 13, 2004, the Company incurred a $7.2 million prepayment interest charge. In addition, deferred financing costs of $1.8 million and 35% of the unamortized discount on the issuance of the senior notes of $1.0 million were written off.

The $18.5 million loss on investment for the six months ended March 27, 2004 represented an impairment charge taken on the Company's investment in another cooperative. The $38.8 million remaining balance of the investment was written off in June 2004.

Miscellaneous, net was income of $1.3 million and $3.0 million for the three and six months ended April 2, 2005, respectively, compared to $0.9 million and $1.2 million for the comparable periods last year. Income from a hog production joint venture was $1.9 million for the six months ended April 2, 2005 as compared to $0.2 million for the six months ended March 27, 2004 due to improved hog market prices brought about by increased demand. Interest and dividend income was $1.9 million and $2.7 million in the three and six months ended April 2, 2005, respectively, as compared to $0.7 million and $0.9 million for the three and six months ended March 27, 2004, respectively, principally due to interest income from cash invested in short-term interest bearing instruments.

Income Tax Expense

For the three and six months ended April 2, 2005, our combined federal and state effective income tax rates used for purposes of calculating the tax expense on income before income taxes were 32.3% and 33.0%, respectively. Income tax expense for the three and six months ended April 2, 2005 reflects income taxes at statutory rates adjusted principally for available tax credits and the deductibility of state income taxes for federal tax purposes. The Company's effective tax rate was favorably impacted by additional state tax credits from prior years that became available and were recorded in the three-month period ended April 2, 2005. The Company expects income tax rates to approximate 38% for the remainder of the fiscal year.

For the three and six months ended March 27, 2004, the Company's combined federal and state effective income tax rates were 36.0% and 45.5%, respectively. The increased effective tax rate over the federal and state statutory rates for the six months ended March 27, 2004 was due to the deferred income tax valuation allowance established for the impairment loss in December 2004 related to an investment in another cooperative.
                                                                    Page 25


                      LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is dependent upon cash flow from operations and external sources of financing.

In March 2004, the Company issued $200.0 million aggregate principal amount of senior notes. The interest rate on the senior notes is 10.25%, with interest payable semi-annually on March 15 and September 15. The senior notes due 2014 were issued at a price of 98.47% and are reflected net of the unamortized discount in the accompanying consolidated balance sheets. We repaid approximately $70.0 million of these notes, plus $7.2 million in prepayment interest charges, on November 12, 2004 with a portion of the proceeds from the Company's initial public offering completed on October 13, 2004.

In connection with the offering of our senior notes, we amended the terms of our senior credit facility to provide for a revolving line of credit in an aggregate principal amount of $125.0 million, including a sub-facility of up to $60.0 million for letters of credit, for a term of three years. The facility is secured by a security interest in substantially all of our assets, including all of our present and future accounts receivable and inventory, property, plant and equipment and the stock of certain of our subsidiaries. Borrowings under the facility are limited to the lesser of $125.0 million and a borrowing base determined by reference to a percentage of the collateral value of the accounts receivable and inventories, including our broiler and breeder flocks, securing the facility. As of April 2, 2005, we had approximately $93.7 million available for borrowing under this facility. Approximately $31.3 million of letters of credit are outstanding under the facility.

Our debt agreements place a limitation on capital expenditures, cash dividends, commodity hedging contracts and additional loans, advances or investments. The terms of our debt agreements (other than the senior notes) contain financial covenants, including those that specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The agreements also include other financial covenants. These covenants are described in more detail in the Annual Report on Form 10-K for the fiscal year ended June 26, 2004 for Gold Kist Inc. (the Georgia Cooperative Marketing Association). At April 2, 2005, we were in compliance with all applicable loan covenants under our senior notes and credit facilities.

For the first six months ended April 2, 2005, cash provided by operating activities was $90.2 million compared to cash provided from operating activities of $103.5 million for the six months ended March 27, 2004. The lower cash flow was due principally to the reduction in net operating income and the pension plan contribution in excess of benefit plan expenses in the six months ended April 2, 2005.

Cash used in financing activities for the six months ended April 2, 2005 was $61.6 million compared to $10.6 million for the comparable March 2004 period. Pursuant to the conversion, approximately 36.4 million shares of common stock and $106.0 million in cash were issued and distributed in December 2004 to members and former member equity holders. We issued

12,000,000 shares of our common stock in our initial public offering at a price of $11.00 per share and converted to a for-profit corporation on October 13, 2004. Including proceeds from the exercise, in November 2004, of the underwriters' overallotment option to purchase an additional 1.6 million shares at the offering price of $11.00 per share, total proceeds, net of expenses, were $137.2 million. Part of the proceeds and funds from existing cash balances were used for the repayment of 35% of the principal amount of senior notes in the amount of $70.0 million. The payment of the $2.4 million cash portion of the nonqualified patronage refund for the period from June 27, 2004 to October 12, 2004 and patronage equity cashings of $.8 million are also reflected in the net cash used in financing activities for the six months ended April 2, 2005. In addition, the
Company repaid a term loan with an agricultural credit bank and the Industrial Revenue Bond totaling $14.7 million during the three months ended April 2, 2005. At April 2, 2005, the Company had cash of $154.8 million invested in short term interest-bearing instruments.

Working capital and patrons' and other equity/stockholders' equity were $327.1 million and $398.5 million, respectively, at April 2, 2005 as compared to $347.9 million and $317.5 million, respectively, at October 2, 2004. The reduction in cash for the distribution to members and equity holders and the partial repayment of the senior notes, partially offset by cash provided by operations and other changes in current assets and liabilities, was the principal factor for the lower working capital level. The increase in total equity resulted from the additional paid in capital in excess of the cash distributions to members and equity holders from the initial public offering in October 2004 and from the net income for the first six months of fiscal 2005.

We spent $41.6 million in capital expenditures for the six months ended April 2, 2005 and expect to spend a total of approximately $80 million in the fiscal year ending October 1, 2005. This includes expenditures for expansion of further processing capacity and technological advances in our poultry production and processing operations. In addition, capital expenditures included other asset improvements and necessary replacements. Management plans to fund fiscal 2005 capital expenditures, including an ongoing $47.0 million expansion of our Live Oak, Florida facility over the next two years, and related working capital needs with existing cash balances and cash expected to be provided from operations.

Effective January 1, 2004, we prospectively amended our qualified pension plan. For benefits earned in 2004 and future years, the basic pension formula was changed from 50% to 45% of final average earnings, early retirement benefits were reduced, and the lump sum distribution option is no longer available. The pension benefits earned by employees through 2003 were unchanged. We made a pension plan contribution of $15.0 million in August 2004 and made an additional contribution of $8.0 million in November 2004. In light of the improved operating results and strong operating cash flow for the quarter ending April 2, 2005, the Company may consider additional pension plan contributions in fiscal 2005.

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

We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "should," "would," "could", "plan," "budget" and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other "forward-looking" information. These statements may also involve risks and uncertainties that could cause our actual results of operations or financial condition to materially differ from our expectations, including, but not limited to:

     - fluctuations in the cost and availability of raw materials, such as feed ingredients;
     - changes in the availability and relative costs of labor and contract growers;
     - market conditions for finished products (including further processed products), including competitive factors and the supply and pricing of alternative meat proteins;
     - effectiveness of our sales and marketing programs;
     - disease outbreaks affecting broiler production and/or marketability of our products;
     - effectiveness  of  our  capital expenditures  and  other  cost-
       saving measures;
     - contamination of products, which can lead to product liability and product recalls;
     - access  to  foreign  markets  together  with  foreign  economic conditions;
     - acquisition   activities   and   the   effect   of    completed
       acquisitions;
     - pending or future litigation;
     - the ability to obtain additional financing or make payments  on our debt;
     - regulatory   developments,  industry  conditions   and   market
       conditions; and
     - general economic conditions.

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

Contractual Obligations

Obligations under long-term debt, non-cancelable operating leases and feed ingredient purchase commitments at April 2, 2005 are as follows (in millions):

                                       Payments Due by Period
                                 Less than                         After
                          Total   1 year    1-3 years  4-5 years  5 years
Debt obligations:
  Principal payments (a) $212.4     10.5       22.2       22.3     157.4
  Interest payments (b)   158.3     20.7       38.8       35.1      63.7
Operating leases (c)       50.9     14.8       20.6       13.5       2.0
Feed ingredient purchase
 commitments (d)           90.4     90.4          -          -         -
  Total (e)              $512.0    136.4       81.6       70.9     223.1

(a) Excludes $31.3 million in total letters of credit outstanding related to normal business transactions.

(b) Interest payments include amounts for fixed rate and term debt as outlined in Note 7 of Notes to Consolidated Financial Statements based on the expected payment dates.

(c) Operating lease commitments as of June 26, 2004. There have not been any significant changes in the six months ended April 2, 2005.

(d) Feed ingredient purchase commitments include both priced and unpriced contracts in the ordinary course of business. Unpriced feed ingredient commitments are priced at market as of April 2, 2005 for the month of delivery.

(e) We contract with broiler, breeder, pullet, layer, hog and nursery pig producers. Although these contracts are subject to acceptable grower performance on a flock-to-flock or herd-to-herd basis, we expect the grow out activity to continue through the periods covered by the grower contracts. Annual grower pay has averaged approximately $240.0 million per year over the past two years with the actual amounts determined by relative performance and other factors. Grower payments have not been included in the contractual obligations table due to the inherent uncertainty of the future amounts.

Critical Accounting Policies

Share-based compensation. The Company adopted SFAS No. 123(r), "Share-Based Payment," in January 2005. SFAS No. 123(r) requires the determination of share-based payments as equity or liability classified and measurement of the payment at fair value. Assumptions and judgments are made by management concerning the classification and valuation of the stock grants and awards, the requisite service periods, the assessment of the conditions imposed by the payment, employee turnover, volatility, the term of the awards and other factors used in determining the compensation expense. The Company expects to make additional share-based payments in the future and different assumptions and judgments could result in different costs that could have a material impact on the consolidated statements of operations. In addition, the resolution of implementation issues and further interpretations with regard to SFAS 123(r) could impact the assumptions and judgments used by the Company in earlier or future periods.

There were no other material changes in the Company's critical accounting policies during the quarter ended April 2, 2005.

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

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(r)) was issued. The Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(r) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Effective in January 2005, the Company early adopted the provisions of SFAS 123(r). See Note 9 of Notes to Consolidated Financial Statements.

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

Profitability in the broiler industry is materially affected by the prevailing price of broiler products, which is primarily determined by supply and demand factors in the market. In recent years, the profitability of companies in the broiler industry has been adversely affected from time to time by excess supplies of broiler products in the market. As a result of the efficiencies in the U.S. broiler market, even modest increases in the broiler supply in the United States can significantly decrease the market prices at which we can sell our broiler products. Such increases in domestic supply can arise as a result of unanticipated decreases in export demand, among other reasons. Given the perishable nature of broiler products, we are unable to manage inventories to address any short-term changes in market prices. As a result, from time to time we are forced to sell our broiler products at a loss. Because we sell a relatively small percentage of our products under fixed-price contracts, increases in the overall supply of broiler products and any related decrease in broiler prices adversely affect our operating results. This has resulted and will continue to result in fluctuations in our earnings. Market prices for broiler products reached their highest levels since 1999 during our 2004 fiscal year, but have declined through the three months ended January 1, 2005.

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

Furthermore, the production of feed ingredients is positively or negatively affected by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, the availability and cost of transportation, as well as the agricultural policies of the United States and foreign governments. In particular, weather patterns often change
                                                                    Page 31

agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect the supply of feed ingredients, as well as both the industry's and our ability to obtain feed ingredients, grow broilers and deliver products. Any such change would have a material negative impact on our business and results of operations. See "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition."

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

Sales to our top ten customers represented approximately 33.5% of our net sales during the quarter ended April 2, 2005 and during such period, approximately 12.8% of our net sales were to our largest customer. We do not have long-term contracts with any of our major customers and, as a result, any of our major customers could significantly decrease or cease their business with us with limited or no notice. If we lost one or more of our major customers, or if one or more of our major customers significantly decreased its purchases from us, our business, sales and results of operations could be materially and adversely affected.

Foreign embargos, decreased export demand, oversupply of broiler products and competing products and bans on exported chicken and livestock would have an adverse effect on our business.

We are an exporter to Russia and other former Soviet republics, China, the Pacific Rim, the Middle East, South and Central America and the Caribbean Islands. Any decrease in exports to foreign countries based on embargos, decreased demand, oversupply of broiler products or competing products or bans on exported chicken may have an adverse effect on our ability to export chicken and other products. Such occurrences would also likely increase the supply of broilers and competing products in the United States, which would likely result in lower prices for broiler products and could adversely affect our business. For example, in 2002 and 2003, export sales to Russia declined due to an embargo on certain imported meats, leading to a domestic
                                                                    Page 32

oversupply and a decrease in the market price of chicken. Russia has implemented import quotas on chicken and other meats that reduce U.S. broiler imports to approximately 70% of 2002 levels. In addition, for several months in 2004, China, Japan and several smaller chicken importing countries banned all imports of broiler products from the United States due to several chickens in Delaware and Texas testing positive for avian influenza. Also as a result of this event, Russia and Hong Kong banned the import of broiler products from Delaware and Texas for a period of time. Any implementation of similar bans in the future or the implementation of quotas or other import restrictions would adversely affect our domestic and export sales and our results of operations.

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

Our products may be subject to contamination by disease producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E. coli. These pathogens are found generally in the environment and, therefore, there is a risk that they, as a result of food processing, could be present in our processed products. These pathogens can also be introduced to our
                                                                    Page 33

products as a result of improper handling at the further processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling procedures once our products have been shipped for distribution. Even if a product is not contaminated when it leaves our facility, illness and death may result if the pathogens are not also eliminated at the further processing, foodservice or consumer level. Increased sales of further-processed products could lead to increased risks in this area. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls (which may not entirely mitigate the risk of product liability claims) and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on our business, reputation and prospects.

Outbreaks of livestock diseases in general, and broiler diseases in particular, could significantly restrict our ability to conduct our operations.

Events beyond our control, such as the outbreak of disease, could significantly restrict our ability to conduct our operations. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh broiler products, pork or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects. For example, because several chickens in Delaware and Texas tested positive for avian influenza last year, several countries imposed import bans and the infected flocks were destroyed. See "--Foreign embargos, decreased export demand, oversupply of broiler products and competing products and bans on exported chicken and livestock would have an adverse effect on our business."

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

                                                                    Page 34

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

We  have  approximately 17,000 employees, approximately 3,000 of which  are
covered   by   collective bargaining agreements and  approximately  575  of which

                                                                    Page 35

are members of labor unions. We may be unable to maintain good relationships with these labor unions or to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. If we fail to maintain good relationships with our employees generally or with such labor unions or fail to negotiate satisfactory collective bargaining agreements, or if non-unionized operations were to become unionized, we could face labor strikes or work stoppages or other activity that could adversely affect our business and operations.
                                                                    Page 36

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market Risk

Our principal market risks are exposure to changes in broiler and commodity prices and interest rates on borrowings. Although we have international sales and related accounts receivable from foreign customers, there is no foreign currency exchange risk, as all sales are denominated in U.S. dollars.

Commodities Risk

We are a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. We use commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of our feed ingredient inventories. Feed ingredient futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of our senior credit facility limit the use of forward purchase contracts and commodities futures and options transactions. As of April 2, 2005, the notional amounts and fair value of our outstanding commodity futures and options positions were not material.

Feed ingredient purchase commitments for corn and soybean meal in the ordinary course of business were $90.4 million at April 2, 2005. These commitments include both priced and unpriced contracts. Unpriced feed ingredient commitments are valued at market for the month of delivery as of April 2, 2005.

Based on estimated annual feed usage, a 10% increase in the weighted average cost of feed ingredients would increase annualized cost of sales by an estimated $60.0 million to $70.0 million.

Interest Rate Risk

We have exposure to changes in interest rates on certain debt obligations. The interest rates on our amended senior credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR). Assuming the $125.0 million revolver was fully drawn, a 1% increase in LIBOR would increase annual interest expense by approximately $1.3 million.

                                                                    Page 37


ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company's management, including the CEO and the CFO, concluded that as of the end of the period covered by this report the Company maintained disclosure controls and procedures that were effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. There has not been any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
                                                                   Page 38

                        PART II:  OTHER INFORMATION

Item 6.  Exhibits.

        Exhibits

         Designation of Exhibit
         in This Report                 Description of Exhibit

         Exhibit 10.1.6                 Seventh Amendment Dated as of
                                        February 28, 2005, to Second
                                        Consolidated, Amended and Restated
                                        Note Agreement with the Gateway
                                        Recovery Trust and the Prudential
                                        Insurance Company of America

         Exhibit 10.2.3                 Third Amendment Dated as of
                                        March 1, 2005, to Fourth Amended
                                        and Restated Credit Agreement with
                                        various banks and lending
                                        institutions, as lenders and
                                        Cooperatieve Centrale Raiffeisen-
                                        Boarenleenbank B.A., New York
                                        Branch, as Agent

         Exhibit 10.24.3                Fifth Amendment Dated as of
                                        March 1, 2005, to First Amended and
                                        Restated Credit Agreement with
                                        CoBank, ACB

         31                             Section 302, Sarbanes-
                                        Oxley Act, Certifications

         32  *                          Section 906, Sarbanes-
                                        Oxley Act, Certifications

         * This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed.
                                                                   Page 39


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date         May 17, 2005
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date         May 17, 2005
                                               Stephen O. West
                                    Chief Financial Officer, Vice President
                                        (Principal Financial Officer)

                                                                   Page 39


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GOLD KIST INC.
                                               (Registrant)



Date        May 17, 2005                   /s/ John Bekkers
                                               John Bekkers
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date        May 17, 2005                   /s/ Stephen O. West
                                               Stephen O. West
                                    Chief Financial Officer, Vice President
                                        (Principal Financial Officer)