Form 10-Q
period 2005-07-02
Gold Kist Inc.
filed 2005-08-16
CIK 1292215

N:\LOTUS\COMMON\10Q & 10K\gk10q605edgar.doc

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

For the Quarterly Period Ended          July 2, 2005

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

                                     Yes            No   X

              APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate  the  number of shares outstanding  of  each  of  the issuer's  classes  of common stock, as of the latest  practicable
date.   Common  stock,  $0.01 Per Share Par  Value  -  51,505,459
shares outstanding as of August 16, 2005.



                               GOLD KIST INC.


                                    INDEX


                                                        Page No.

Part I.      Financial Information

  Item 1.  Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets -
             October 2, 2004 and July 2, 2005               1

           Consolidated Statements of Operations -
             Three Months and Nine Months Ended
             June 26, 2004 and July 2, 2005                 2

           Consolidated Statements of Cash Flows -
             Nine Months Ended June 26, 2004
             and July 2, 2005                               3

           Notes to Consolidated Financial
             Statements                                   4 - 21

  Item 2.  Management's Discussion and Analysis of
             Consolidated Results of Operations and
             Financial Condition                         22 - 36

  Item 3.  Quantitative and Qualitative Disclosure About
             Market Risks                                  37

  Item 4.  Controls and Procedures                         38

Part II.   Other Information

  Item 1.  Legal Proceedings                             38 - 39

  Item 6.  Exhibits                                        40



                                                                   Page 1
Item 1.  Financial
         Statements
                             GOLD KIST INC.
                       CONSOLIDATED BALANCE SHEETS
              (Amounts, Except Share Amounts, in Thousands)
                                 (Unaudited)
                                                  October 2,     July 2,
                                                     2004          2005
          ASSETS
Current assets:
   Cash and cash equivalents                       $175,289       196,996
   Receivables, net                                 115,015       119,388
   Inventories                                      238,892       229,438
   Deferred income taxes, net                        15,732        18,472
   Other current assets                              38,577        29,689
       Total current assets                         583,505       593,983
Investments                                          13,072        12,817
Property, plant and equipment, net                  247,398       277,803
Deferred income taxes, net                           13,215        12,641
Other assets                                         65,652        50,914
                                                   $922,842       948,158

       LIABILITIES AND EQUITY
Current liabilities:
   Notes payable and current maturities of
     long-term debt                                $ 20,875        10,119
   Accounts payable                                  84,121        78,918
   Accrued compensation and related expenses         42,556        37,483
   Income taxes payable                               8,583        38,053
   Other current liabilities                         79,466        73,339
       Total current liabilities                    235,601       237,912
Long-term debt, less current maturities             281,408       197,594
Accrued pension costs                                37,387        21,867
Accrued postretirement benefit costs                  6,760         4,199
Other liabilities                                    44,138        42,439
       Total liabilities                            605,294       504,011
Patrons' and other equity/stockholders' equity:
   Preferred stock, authorized 100,000,000 shares         -             -
   Common stock, $1.00 par value and authorized
     500,000 shares as of October 2, 2004;
     $.01 par value and authorized 900,000,000
     shares as of July 2, 2005; issued
     and outstanding 2,449 shares as of
     October 2, 2004 and 51,530,432 and
     51,505,459 shares as of July 2, 2005,
     respectively                                         2           515
   Additional paid-in capital                             -       398,792
   Patronage reserves                               232,569             -
   Accumulated other comprehensive loss             (42,318)      (42,160)
   Retained earnings                                127,295        87,275
   Common stock held in treasury, 24,973 shares           -          (275)
       Total patrons' and other equity/
	  stockholders' equity                      317,548       444,147
                                                   $922,842       948,158

      See Accompanying Notes to Consolidated Financial Statements.


                                                               Page 2

                             GOLD KIST INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in Thousands, Except Per Share Amounts)
                               (Unaudited)

                                Three Months Ended   Nine Months Ended
                               June 26,    July 2,  June 26,     July 2,
                                 2004       2005      2004        2005
Net sales                      $631,524    598,835  1,744,040  1,721,602
Cost of sales                   496,552    497,040  1,445,397  1,478,716
 Gross profit                   134,972    101,795    298,643    242,886
Distribution, administrative
 and general expenses
 (including $1.1 million and
 $8.9 million of share-based
 compensation expense for the
 three and nine months ended
 July 2, 2005, respectively)     28,278     28,852     84,501     86,894
Pension plan settlement loss        380          -     10,288          -
Conversion expenses                   -          -          -      1,418
 Net operating income           106,314     72,943    203,854    154,574
Other income (expenses):
 Interest and dividend income       489      1,106      1,377      3,821
 Interest expense                (7,989)    (5,063)   (21,746)   (18,366)
 Senior debt prepayment
   interest and write-off of
   related fees and discount          -          -     (6,341)   (10,016)
 Loss on investment             (38,878)         -    (57,364)         -
 Miscellaneous, net              (3,477)     1,164     (2,300)     4,150
   Total other expenses, net    (49,855)    (2,793)   (86,374)   (20,411)
 Income before income taxes      56,459     70,150    117,480    134,163
Income tax expense                2,317     25,737     30,071     46,888
 Net income                    $ 54,142     44,413     87,409     87,275
Net income per common share:
 Basic                                -       $.89          -      $1.75
 Diluted                              -       $.87          -      $1.72
Weighted average common shares
 outstanding:
 Basic                                -     50,012          -     49,985
 Diluted                              -     50,808          -     50,602

      See Accompanying Notes to Consolidated Financial Statements.


                                                                   Page 3
                             GOLD KIST INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in thousands)
                               (Unaudited)
                                                   Nine Months Ended
                                              June  26, 2004  July  2,2005
Cash flows from operating activities:
 Net income                                      $  87,409       87,275
 Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                   29,628       31,982
    Amortization of share-based compensation             -        8,917
    Loss on investment                              57,364            -
    Postretirement benefit plans expense in
        excess of (less than) funding               11,600      (17,200)
    Deferred income tax expense (benefit)           16,950       (2,261)
    Other                                           (3,351)         (13)
    Changes in operating assets and liabilities:
        Receivables                                (24,926)      (4,373)
        Inventories                                (26,424)       9,454
        Other current assets                       (8,822)        9,491
        Accounts payable, accrued and other
          expenses                                  38,011       16,063
Net cash provided by operating activities          177,439      139,335
Cash flows from investing activities:
 Acquisitions of property, plant and equipment     (38,218)     (61,417)
 Dispositions of investments                           153        3,334
 Proceeds from termination of cooperative equity
    holder life insurance policies                       -        2,790
 Other                                               1,659        3,945
Net cash used in investing activities              (36,406)     (51,348)
Cash flows from financing activities:
 Proceeds from long-term debt                      196,940            -
 Principal repayments of long-term debt           (205,509)     (95,736)
 Payments of deferred financing costs               (7,965)           -
 Patronage refunds and other equity paid in cash    (1,675)      (3,165)
 Proceeds from initial public offering, net of
    underwriting and offering expenses paid              -      138,859
 Cash distributions to members and equity holders        -     (105,963)
 Treasury stock acquired                                 -         (275)
Net cash used in financing activities              (18,209)     (66,280)
Net change in cash and cash equivalents            122,824       21,707
Cash and cash equivalents at beginning of period    13,875      175,289
Cash and cash equivalents at end of period       $ 136,699      196,996
Supplemental disclosure of cash flow information:
 Cash paid during the periods for:
    Interest (net of amounts capitalized)        $  28,918       21,831
    Income taxes, net                            $  23,161       19,558


      See Accompanying Notes to Consolidated Financial Statements.


                                                                  Page 4
                             GOLD KIST INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Amounts in Thousands)
                               (Unaudited)

 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries ("Gold Kist" or the "Company") as of July 2, 2005 and for the three and nine months ended July 2, 2005. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements in the previously filed Annual Report on Form 10-K for the fiscal year ended June 26, 2004 of the Company's predecessor.

     The Company employs a 52/53-week fiscal year. On October 20, 2004, the Board of Directors of the Company approved changing the fiscal year-end of the Company from the Saturday after the last Thursday in June to the Saturday after the last Thursday in September. Fiscal 2005 will be a 52-week year beginning October 3, 2004 and ending October 1, 2005. The three-month and nine-month periods ended July 2, 2005 and the three-month and nine-month periods ended June 26, 2004 each consisted of thirteen weeks and thirty-nine weeks, respectively.

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

     In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(r)) was issued. The Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123(r) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Effective in January

     2005, the Company early adopted the provisions of SFAS No. 123(r). See Note 9 of Notes to Consolidated Financial Statements.

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

     After underwriting discounts and other expenses, net proceeds from the common stock offering were approximately $137.2 million. A portion of the proceeds of this offering was used to repay $70.0 million in aggregate principal amount of our 10.25% outstanding senior notes plus an additional $7.2 million of prepayment interest on November 12, 2004. The prepayment interest charge of $7.2 million and 35% of both the deferred financing costs and discount totaling $2.8 million were recognized in the statement of operations for the nine month period ended July 2, 2005.

 3.  Receivables

     Receivables  are  principally trade and  are  stated  net  of   an
     allowance for doubtful accounts of $1.5 million and $1.0 million as of October 2, 2004 and July 2, 2005, respectively.

 4.  Comprehensive Income

     Comprehensive income was $53,168 and $44,413 for the three months ended June 26, 2004 and July 2, 2005, respectively, and $85,467 and $87,433 for the nine months ended June 26, 2004 and July 2, 2005, respectively. Comprehensive income consists of net income and pension liability adjustments, net of tax.

 5.  Inventories

     Inventories consist of the following:

                                      Oct. 2, 2004       July 2, 2005
     Live poultry and hogs              $102,936            96,550
     Raw materials and supplies           48,394            54,511
     Marketable products                  87,562            78,377
                                        $238,892           229,438

     Live poultry and hogs consist of broilers, market hogs and breeding stock. Broilers are stated at the lower of cost or market and breeders are stated at cost less accumulated amortization. Costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead. Breeder costs include acquisition of chicks from parent stock breeders, feed, medication, labor and production costs that are accumulated up to the production stage and then amortized over their estimated useful life of thirty-six weeks. Market hogs include costs of feed, medication, feeder pigs, labor and production overhead. Pork breeder herds include cost of breeder gilts acquired from parent stockbreeders, feed, medications and production costs that are accumulated up to production stage and then amortized over twenty-four months. The pork breeders are included in other assets - noncurrent in the consolidated balance sheets and are not significant. If market prices for inventories move below carrying value, the Company records adjustments to write down the carrying values of these inventories.

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

 6. Property, Plant and Equipment

     Property, plant and equipment is summarized as follows:

                                         Oct. 2,         July 2,
                                          2004            2005
     Land and land improvements         $ 32,161          34,465
     Buildings                           214,368         232,173
     Machinery and equipment             433,633         452,410
     Construction in progress             33,959          36,806
                                         714,121         755,854
     Less accumulated depreciation       466,723         478,051
                                        $247,398         277,803

     Depreciation and amortization included in cost of sales in the accompanying consolidated statements of operations were $25.2 million and $28.2 million for the nine months ended June 26, 2004 and July 2, 2005, respectively; and $8.8 million and $9.7 million for the three months ended June 26, 2004 and July 2, 2005, respectively.

 7. Long-Term Debt

    Long-term debt is summarized as follows:

                                                    Oct. 2,      July 2,
                                                     2004         2005
     Senior notes, due 2014                         $197,092     128,258
     Series B senior exchange notes, due in annual
       installments of $2,727 and a final
       installment of $5,455 due May 30, 2010 with
       interest payable quarterly (interest rate
       of 8.75% at July 2, 2005)                      21,818      19,091
     Series C senior exchange notes, due in annual
       installments of $2,273 and a final
       installment of $6,818 due May 30, 2010 with
       interest payable quarterly (interest rate
       of 9.00% at July 2, 2005)                      18,182      15,909
     Term loan agreement with agricultural credit
       bank, due in semi-annual installments of
       $1,785 with interest payable monthly
       (interest rate of 8.41% at July 2, 2005)       30,365      26,795
     Term loan agreement with agricultural credit
       bank repaid on February 28, 2005                7,800           -
     Subordinated capital certificates of interest
       with original fixed maturities ranging from
       seven to fifteen years, unsecured (weighted
       average interest rate of 8.11% at July 2,
       2005)                                          17,147      15,578
     Tax exempt industrial revenue bond with
       variable interest rate repaid on
       April 1, 2005                                   7,500           -
     Mortgage loans, due in monthly installments to
       January 2010, secured by an office building
       (weighted average interest rate of 5.06% at
        July 2, 2005)                                  2,379       2,082
                                                     302,283     207,713
     Less current maturities                          20,875      10,119
                    Total long-term debt            $281,408     197,594

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

     The Company repaid $70.0 million of principal of the senior notes, plus $7.2 million in prepayment interest, on November 12, 2004 with a portion of the proceeds from Gold Kist's initial public offering completed on October 13, 2004 (see Note 2). In connection with this prepayment, $1.0 million of the discount and $1.8 million of deferred financing costs were written off and recognized in the consolidated statement of operations for the nine months ended July 2, 2005.

     Concurrent with the issuance of the senior notes, the Company amended its Senior Secured Credit Facility to provide for a revolving line of credit in an aggregate principal amount of $125 million, including a sub-facility of up to $60 million for letters of credit, for a term of three years. The interest rate on the facility ranges from 1.00% to 2.00% over the prime rate for base rate advances or 2.25% to 3.25% over the London InterBank Offered Rate (LIBOR) for Eurodollar advances, adjusted quarterly based on the Company's financial position. Borrowings under the facility will be limited to the lesser of $125 million and a borrowing base determined by reference to a percentage of the collateral value of the accounts receivable and inventories securing the facility. As of July 2, 2005, there was approximately $93.7 million available for borrowing under this facility. Approximately $31.3 million of letters of credit are outstanding under the facility.

     The Company's debt agreements place a limitation on capital expenditures, cash dividends, commodity hedging contracts and additional loans, advances or investments. The terms of debt agreements (other than the senior notes) contain financial covenants, including those that specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. At July 2, 2005, the Company was in compliance with all applicable loan covenants under its senior notes and credit facilities.

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

     At October 2, 2004 and July 2, 2005, the Company had a minimum pension liability of $42.3 million and $42.2 million, respectively, net of the deferred tax benefit of $25.2 million and $25.1 million, respectively. The minimum pension liability, net of deferred taxes, has been included as a component of patrons' and other equity/stockholders' equity in accumulated other comprehensive loss.

     The Company recognized $10.3 million of pension settlement expense in the nine months ended June 26, 2004. The settlement expense resulted from lump sum distribution payments from plans to electing retiring employees exceeding service and interest cost components of pension expense in the plan year.

     Components of net periodic benefit cost (income) for the three months ended June 26, 2004 and July 2, 2005 are as follows:

                                                         Postretirement
                                   Pension Benefits    Insurance Benefits
                                  6/26/2004  7/2/2005  6/26/2004  7/2/2005
     Service cost                   $   978     1,167         -         -
     Interest cost                    2,429     2,499        78        54
     Estimated return on plan
       assets                        (3,236)   (2,872)        -         -
     Amortization of transition
       asset                            (55)        -         -         -
     Amortization of prior service
       cost (income)                    120       120    (2,586)   (2,586)
     Amortization of net loss           447     1,023     2,088     1,759
     Net periodic benefit cost
       (income)                         683     1,937      (420)     (773)
     Settlement loss                    380         -         -         -
     Net periodic benefit cost
       (income) after settlement
       loss                         $ 1,063     1,937      (420)     (773)

     Components of net periodic benefit cost (income) for the nine months ended June 26, 2004 and July 2, 2005 are as follows:

                                                         Postretirement
                                   Pension Benefits    Insurance Benefits
                                  6/26/2004  7/2/2005  6/26/2004   7/2/2005
     Service cost                   $ 4,326     3,511         -         -
     Interest cost                    7,774     7,501       234       163
     Estimated return on plan
       assets			    (10,032)   (8,617)        -         -
     Amortization of transition
       asset  			       (175)        -         -         -
     Amortization of prior service
       cost (income)                  1,031       359    (7,760)   (7,760)
     Amortization of net loss         1,586     3,069     6,265     5,277
     Net periodic benefit cost
       (income)                       4,510     5,823    (1,261)   (2,320)
     Settlement loss                 10,288         -         -         -
     Net periodic benefit cost
      (income) after settlement
      loss                         $ 14,798    5,823     (1,261)   (2,320)

     The Company made qualified pension plan contributions of $15.0 million in August 2004, $8.0 million in November 2004 and $11.0 million in June 2005.

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

    The compensation expense recorded in the quarter ended July 2, 2005 and six months ended July 2, 2005 that would not have been recognized had SFAS 123(r) been applied to the IPO stock grants issued in the first quarter ended January 1, 2005 was approximately $0.5 million and $1.3 million, respectively.

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

    The CIC stock grants vest as to 25% of the shares on each anniversary of the date of grant, beginning January 24, 2006, provided, however, that the shares will vest immediately upon (i) the executive's termination of employment by reason of death, disability or retirement, or (ii) the occurrence of a change in control.

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

    Deferred stock units are issued to directors who elect to receive their quarterly compensation in stock units in lieu of cash. The stock units vest in six months or at a later date as elected by the participating director.
                                                                Page 13

    The equity grants and awards are summarized as follows (share and dollar amounts in thousands):

                          Grant Date   Shares  Fair Value Vesting Period
    IPO stock grants      October 2004
       Employees                         705      $7,757     36 months
       Directors                          25         280      9 months

    CIC stock grants      January 2005   356       4,863     48 months

    Stock-settled SARS    January 2005   261       1,795     48 months

    Performance shares    January 2005   185       2,288     33 months

    Director stock units  May 2005         2          35      6 months

       Total                           1,534     $17,018

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

    IPO grants totaling 51,244 shares legally vested due to retirements during the three and nine months ended July 2, 2005 and therefore were expensed ($0.5 million). There are no additional restrictions on awards subsequent to vesting. No other shares have legally vested in the nine months ended July 2, 2005.

     The grants previously described, with the exception of the performance shares, vest fully at retirement, which was defined as attaining any normal or early retirement age (fifty-five) specified in the Company's benefit plans. A significant number of grant recipients were fifty-five or older at the time of the grant and therefore have the option to retire early under the Company's benefit plans, at which time the grants would vest. In accordance with SFAS 123(r), because the employee is eligible to retire at the grant date, the awards' explicit service condition is nonsubstantive and the entire amount of compensation cost was recognized at the grant date.

    The amount of the share-based compensation expense under the CIC stock grants issued in January 2005 and the stock-settled SARS granted in January 2005 related to those recipients aged 55 or over was $5.3 million at the grant date and represented 490,642 shares.

    Total share-based compensation expense was $1.1 million and $8.9 million for the three and nine months ended July 2, 2005, respectively, and is reflected within distribution, general and administrative expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations related to the share-based compensation expense was $.4 million and $3.4 million for the three and nine months ended July 2, 2005, respectively.

    At July 2, 2005, the total share-based compensation cost related to nonvested grants and awards not yet recognized is approximately $8.1 million. The weighted average period over which the remaining share-based compensation expense is to be recognized is approximately twenty-five months.

10.  Contingent Liabilities

     Four female employees of the Company's Corporate Office Information Services (I/S) Department filed an EEOC sex discrimination suit against the Company in the United States District Court for the Northern District of Georgia asserting gender based claims about employment and promotion decisions in the Corporate Office I/S Department. One of the employees continues to be employed by the Company. After its administrative consideration of the claims, the EEOC issued "Right to Sue" letters to the four complainants in these claims, meaning that the EEOC would not sue or participate in a suit against the Company on behalf of the parties in these actions nor would it pursue a systemic discrimination charge in this matter. The letter provided that the individuals could pursue their claims and litigation on their own should they so desire. The four complainants filed an action in federal district court on March 19, 2003, seeking class certification for their claims of gender discrimination, unspecified monetary damages and injunctive relief. The U.S. District Court, in an Order entered June 13, 2005, denied the motion of the plaintiffs to certify the litigation as a class action. The Court's ruling, for which the plaintiffs did not seek an interlocutory appeal, means that the litigation will not proceed as a class action and will be litigated as individual claims of the four name plaintiffs. The Company intends to defend the litigation vigorously. The Company believes that this lawsuit will not have a material adverse effect on our financial condition or results of operations.

     The Company was named as a defendant in a purported class action lawsuit filed in the U.S. District Court for the Northern District of Alabama, along with four additional chicken-processing firms. Plaintiffs alleged that the defendants conspired to prevent competition for production contracts and sought to represent a putative class of all contract farmers and sellers of hatching eggs and live broilers who produced hatching eggs or live broilers in the United States since February 23, 1998. This action was dismissed in July 2005.

     Gold Kist is a party to various other legal, environmental and administrative proceedings, which management believes constitute ordinary routine litigation incidental to the business conducted by Gold Kist. Potential liability with respect to such proceedings is either accrued or not expected to be significant.

11.  Investments

     In October 1998, the Company completed the sale of assets of the Agri-Services business segment to Southern States Cooperative, Inc. (SSC). In connection with the transaction, the Company purchased from SSC $60 million principal amount of capital trust securities and $40 million principal amount of cumulative preferred securities for $98.6 million in October 1999.

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

     In June 2004, the Company notified SSC that it was abandoning the investment and returning the securities. As a result of the abandonment, the remaining investment balance of $38.8 million was written off and reflected as an other expense in the consolidated statements of operations for the three and nine months ended June 26, 2004.

12.  Earnings Per Share

     The net income for both the basic and diluted earnings per share computations was $44.4 million and $87.3 million for the three and nine months ended July 2, 2005, respectively. Following is a reconciliation of weighted average common shares - basic to weighted average common shares - diluted.

                                                3 Mos.        9 Mos.
                                                Ended         Ended
                                             July 2, 2005  July 2, 2005
     Weighted average common shares - basic      50,012        49,985
     Dilutive impact of share-based
        compensation grants                         796           617
     Weighted average common shares - diluted    50,808        50,602

13.  Supplemental Combining Condensed Financial Statements

     The Company's senior notes are jointly and severally guaranteed by the Company's domestic subsidiaries, which are 100% owned by Gold Kist (the "Parent"), except for GK Insurance Inc., a wholly owned captive insurance company domiciled in the State of Vermont.

     The following are the unaudited supplemental combining condensed balance sheets as of October 2, 2004 and July 2, 2005, the supplemental combining condensed statements of operations for the three and nine months ended June 26, 2004 and July 2, 2005 and the supplemental combining condensed statements of cash flows for the nine months ended June 26, 2004 and July 2, 2005. The only intercompany eliminations are the normal intercompany revenues, borrowings and investments in wholly owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries, which are 100% owned by the Parent, are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

                                    As of October 2, 2004
Balance Sheet:    Parent  Guarantor   Non-Guarantor
                   Only  Subsidiaries  Subsidiary   Eliminations Consolidated
ASSETS
Current assets:
 Cash and cash
  equivalents     $166,430      313        8,546            -      175,289
 Receivables, net  113,478   11,474       31,636      (41,573)     115,015
 Inventories       238,432      460            -            -      238,892
 Deferred income
  taxes, net and
  other current
  assets            27,503      545       26,261            -       54,309
  Total current
    assets         545,843   12,792       66,443      (41,573)     583,505
Investments         35,252        -            -      (22,180)      13,072
Property, plant
 and equipment,
 net               247,118      280            -            -      247,398
Deferred income
 taxes, net and
 other assets       64,144    5,363        9,360            -       78,867
                  $892,357   18,435       75,803      (63,753)     922,842

LIABILITIES AND
 EQUITY
Current liabilities:
 Notes payable
  and current
  maturities of
  long-term debt  $ 20,875        -            -            -       20,875
 Accounts payable  125,372      322            -      (41,573)      84,121
 Accrued
  compensation and
  related expenses  42,540       16            -            -       42,556
 Other current
  liabilities       47,671        5       40,373            -       88,049
  Total current
    liabilities    236,458      343       40,373      (41,573)     235,601
Long-term debt,
 less current
 maturities        281,408        -            -            -      281,408
Accrued pension
 costs              37,387        -            -            -       37,387
Accrued
 postretirement
 benefit costs       6,760        -            -            -        6,760
Other liabilities   12,796      325       31,017            -       44,138
  Total
    liabilities    574,809      668       71,390      (41,573)     605,294
Patrons' and
 other equity      317,548   17,767        4,413      (22,180)     317,548
                  $892,357   18,435       75,803      (63,753)     922,842

                                     As of July 2, 2005
Balance Sheet:    Parent  Guarantor   Non-Guarantor
                   Only  Subsidiaries  Subsidiary   Eliminations Consolidated
ASSETS
Current assets:
 Cash and cash
  equivalents     $193,949      508        2,539            -      196,996
 Receivables, net  118,841   13,225       32,460      (45,138)     119,388
 Inventories       229,293      145            -            -      229,438
 Deferred income
  taxes, net and
  other current
  assets            20,957      303       26,901            -       48,161
  Total current
    assets         563,040   14,181       61,900      (45,138)     593,983
Investments         35,977        -            -      (23,160)      12,817
Property, plant
 and equipment,
 net               277,546      257            -            -      277,803
Deferred income
 taxes, net and
 other assets       53,631    3,799        6,125            -       63,555
                  $930,194   18,237       68,025      (68,298)     948,158

LIABILITIES AND
 EQUITY
Current liabilities:
 Notes payable
  and current
  maturities of
  long-term debt  $ 10,119        -            -            -       10,119
 Accounts payable  123,325      213          518      (45,138)      78,918
 Accrued
  compensation and
  related expenses  37,468       15            -            -       37,483
 Other current
  liabilities       78,410     (178)      33,160            -      111,392
  Total current
    liabilities    249,322       50       33,678      (45,138)     237,912
Long-term debt,
 less current
 maturities        197,594        -            -            -      197,594
Accrued pension
 costs              21,867        -            -            -       21,867
Accrued
 postretirement
 benefit costs       4,199        -            -            -        4,199
Other liabilities   13,065      325       29,049            -       42,439
  Total
    liabilities    486,047      375       62,727      (45,138)     504,011
Stockholders'
 equity            444,147   17,862        5,298      (23,160)     444,147
                  $930,194   18,237       68,025      (68,298)     948,158

                            Three Months (13 Weeks) Ended June 26, 2004
Statement of       Parent  Guarantor   Non-Guarantor
  Operations:       Only  Subsidiaries   Subsidiary Eliminations Consolidated
Net sales         $633,680      801        4,199       (7,156)     631,524
Cost of sales      498,803      637        4,268       (7,156)     496,552
Gross profit
 (loss)            134,877      164         (69)            -      134,972
Distribution,
 administrative
 and general
 expenses           27,648      611           19            -       28,278
Pension plan
 settlement loss       380        -            -            -          380
Net operating
 income (loss)     106,849     (447)         (88)           -      106,314
Interest, income
 taxes and other,
 net               (52,707)     427          261         (153)     (52,172)
Net income (loss) $ 54,142      (20)         173         (153)      54,142

                            Three Months (13 Weeks) Ended July 2, 2005
Statement of      Parent  Guarantor   Non-Guarantor
  Operations:      Only  Subsidiaries   Subsidiary  Eliminations Consolidated
Net sales         $598,547      989        3,510       (4,211)     598,835
Cost of sales      496,624      920        3,707       (4,211)     497,040
Gross profit
 (loss)            101,923       69        (197)            -      101,795
Distribution,
 administrative
 and general
 expenses           28,599      234           19            -       28,852
Net operating
 income (loss)      73,324     (165)        (216)           -       72,943
Interest, income
 taxes and other,
 net               (28,911)     231          450         (300)     (28,530)
Net income (loss) $ 44,413       66          234         (300)      44,413

                           Nine Months (39 Weeks) Ended June 26, 2004
Statement of      Parent  Guarantor   Non-Guarantor
  Operations:      Only  Subsidiaries  Subsidiary   Eliminations Consolidated
Net sales       $1,743,141    2,343       11,768      (13,212)    1,744,040
Cost of sales    1,443,449    2,187       12,973      (13,212)    1,445,397
Gross profit
 (loss)            299,692      156       (1,205)           -       298,643
Distribution,
 administrative
 and general
 expenses           83,394    1,048           59            -        84,501
Pension plan
 settlement loss    10,288        -            -            -        10,288
Net operating
 income (loss)     206,010     (892)      (1,264)           -       203,854
Interest, income
 taxes and other,
 net              (118,601)     778        1,258          120      (116,445)
Net income
 (loss)$            87,409     (114)          (6)         120        87,409

                           Nine Months (39 Weeks) Ended July 2, 2005
Statement of      Parent  Guarantor   Non-Guarantor
  Operations:      Only  Subsidiaries  Subsidiary   Eliminations Consolidated
Net sales        $1,720,702   2,608       10,555      (12,263)    1,721,602
Cost of sales     1,477,612   2,600       10,767      (12,263)    1,478,716
Gross profit
 (loss)             243,090       8         (212)           -       242,886
Distribution,
 administrative
 and general
 expenses            87,678     573           61            -        88,312
Net operating
 income (loss)      155,412    (565)        (273)           -       154,574
Interest, income
 taxes and other,
 net                (68,137)    660        1,158         (980)      (67,299)
Net income (loss)$   87,275      95          885         (980)       87,275


                           Nine Months (39 Weeks) Ended June 26, 2004
Statement of       Parent  Guarantor   Non-Guarantor
  Cash Flows:       Only  Subsidiaries  Subsidiary   Eliminations Consolidated
Net cash provided
 by (used in)
 operating
 activities      $ 180,335    (2,911)         15            -       177,439
Cash flows from
 investing
 activities:
 Acquisitions of
  property, plant
  and equipment    (38,214)       (4)          -            -       (38,218)
 Other                (965)    2,777           -            -         1,812
Net cash provided
 by (used in)
 investing
 activities        (39,179)    2,773           -            -       (36,406)
Cash flows from
 financing
 activities:
 Proceeds from
  long-term debt   196,940         -           -            -       196,940
 Principal
  repayments of
  long-term debt  (205,509)        -           -            -      (205,509)
 Payments of
  deferred
  financing costs   (7,965)        -           -            -        (7,965)
 Patronage refunds
  and other equity
  paid in cash      (1,675)        -           -            -        (1,675)
Net cash used in
 financing
 activities        (18,209)        -           -            -       (18,209)
Net change in cash
 and cash
 equivalents       122,947      (138)         15            -       122,824
Cash and cash
 equivalents,
 beginning of
 period             11,088       273       2,514            -        13,875
Cash and cash
 equivalents,
 end of period    $134,035       135       2,529            -       136,699

                               Nine Months (39 Weeks) Ended July 2, 2005
Statement of      Parent   Guarantor  Non-Guarantor
  Cash Flows:      Only  Subsidiaries  Subsidiary   Eliminations Consolidated
Net cash
 provided
 by (used in)
 operating
 activities      $ 146,687    (1,345)     (6,007)           -       139,335
Cash flows from
 investing
 activities:
 Acquisitions of
  property, plant
  and equipment    (61,412)       (5)          -            -       (61,417)
 Other               8,524     1,545           -            -        10,069
Net cash provided
 by (used in)
 investing
 activities        (52,888)    1,540           -            -       (51,348)
Cash flows from
 financing
 activities:
 Principal
  payments of
  long-term debt   (95,736)        -           -            -       (95,736)
 Patronage refunds
  and other equity
  paid in cash      (3,165)        -           -            -        (3,165)
 Proceeds from
  initial public
  offering, net
  of under-writing
  and offering
  expenses paid    138,859         -           -            -       138,859
 Cash distributions
  to members and
  equity holders  (105,963)        -           -            -      (105,963)
 Treasury stock
  acquired            (275)        -           -            -          (275)
Net cash used in
 financing
 activities        (66,280)        -           -            -       (66,280)
Net change in
 cash and cash
 equivalents        27,519       195      (6,007)           -        21,707
Cash and cash
 equivalents,
 beginning of
 period            166,430       313       8,546            -       175,289
Cash and cash
 equivalents,
 end of period   $ 193,949       508       2,539            -       196,996

                                                                  Page 22
ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF CONSOLIDATED RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

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

According to the USDA World Agricultural Outlook Board (WAOB), calendar 2004 U.S. broiler meat production was approximately 33.7 billion pounds, ready-to-cook weight, 4.0% above the 32.4 billion pounds produced in calendar 2003. The WAOB August estimate for calendar 2005 broiler meat production is 35.16 billion pounds, which is a 4.3% increase from calendar 2004. This increase is principally due to heavier bird weights and to a lesser extent, projected increased chick placements.

Our export sales, which we define as sales other than to customers in the United States or Canada, were $95.8 million for the nine months ended July 2, 2005. The U.S. poultry industry historically has exported 15% to 20% of domestic production, principally dark meat products to Russia and other former Soviet Republics, Hong Kong, Mexico and Japan. The Company's poultry export sales have historically been less than 10% of net sales. However, any disruption in the export markets can significantly impact domestic broiler sales prices by creating excess domestic supply.

The cost of feed grains, primarily corn and soybean meal, averages approximately 55% to 60% of total live broiler production costs or approximately 30% to 35% of the Company's cost of sales. Prices of feed grains fluctuate in response to worldwide supply and demand. Corn and soybean meal prices increased significantly in fiscal 2003 with soybean meal prices further increasing significantly in fiscal 2004, due to stronger worldwide demand and reduced U.S. crops due to weather problems in grain producing areas. Increased worldwide corn and soybean production favorably impacted feed ingredient costs in fiscal 2005. Average feed ingredient costs for the Company were significantly lower in the third quarter of fiscal 2005 as compared to the same quarter in fiscal 2004, but were higher than the second quarter of fiscal 2005.

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

                          RESULTS OF OPERATIONS

The following table presents certain statement of operations items as a percentage of net sales for the periods indicated:

                                                                   Fiscal
                                                                    Year
                            Three Months Ended  Nine Months Ended   Ended
                            June 26,   July 2,  June 26,  July 2,  June 26,
                              2004       2005     2004     2005      2004
Net sales                    100.0%     100.0%   100.0%   100.0%    100.0%
Cost of sales                 78.6       83.0     82.9     85.9      84.0
     Gross profit             21.4       17.0     17.1     14.1      16.0
Distribution, administrative
 and general expenses          4.5        4.8      4.8      5.0       4.8
Other expenses                  .1          -       .6       .1        .5
     Net operating income     16.8       12.2     11.7      9.0      10.7
Interest expense              (1.3)       (.9)    (1.2)    (1.1)     (1.6)
Other expenses, net
 (including income taxes)     (6.9)      (3.9)    (5.5)    (2.8)     (4.2)
     Net income                8.6%       7.4%     5.0%     5.1%      4.9%

Net Sales

Gold Kist's net sales for the quarter ended July 2, 2005 decreased 5.2% compared to the quarter ended June 26, 2004. For the nine months ended July 2, 2005, net sales volume decreased 1.3% from $1.74 billion in the comparable period last year to $1.72 billion in the current year. The decrease in net sales was due primarily to declines of 13.9% and 7.6% in average broiler sales prices for the quarter and nine months ended July 2, 2005, partially offset by approximately 9.6% and 6.7% increases in broiler pounds produced and sold for the quarter and nine months ended July 2, 2005, respectively. Increased supply was the principal factor leading to the decline of prices in the three and nine-month periods ended July 2, 2005 from the comparable periods in 2004. Average broiler sales prices for the quarter ended July 2, 2005 were 1.8% higher than prices for the quarter ended April 2, 2005.

Our export sales of $38.2 million and $95.8 million for the three and nine months ended July 2, 2005, respectively, were 34.1% and 18.5% higher than the fiscal 2004 periods, due to increased shipments to Russia and strong demand from other countries. Prices for dark meat products have also strengthened in fiscal 2005. Our export sales to Russia increased 43.0% in pounds shipped and 23.9% in dollar value in the June 2005 year-to-date period.

Net Operating Income

The Company had net operating income of $72.9 million and $154.6 million for the three and nine months ended July 2, 2005, respectively, compared to net operating income of $106.3 million and $203.9 million in the comparable periods in 2004. The decrease in net operating income in the June 2005 year-to-date period as compared to the June 2004 period was due primarily to lower broiler selling prices and higher processing and other production costs. Processing costs increased in total due to additional pounds processed and on a per pound basis due to higher freight and packaging costs. Total feed costs for the nine months ended July 2, 2005 were 9.8% lower than the nine months ended June 26, 2004 due to lower feed ingredient costs partially offset by the additional pounds produced. Year-to-date average prices for corn and soybean meal for the nine months ended July 2, 2005 were 16.0% and 15.5% below the prior year-to-date period in 2004, respectively. Total feed costs for the quarter ended July 2, 2005 were 8.9% higher than the quarter ended April 2, 2005 due to the additional pounds produced and increased soybean meal prices.

The 2.8% year-to-date increase in distribution, administrative and general expenses was principally due to the noncash share-based compensation expense of $8.9 million related to the stock grants and awards issued to employees in October 2004 and January 2005. Distribution, administrative and general expenses for the nine months ended July 2, 2005 equaled 5.0% of net sales. Approximately $5.3 million of the share-based compensation expense was recognized with respect to recipients aged 55 or older and eligible for early retirement (see Note 9 of Notes to Consolidated Financial Statements). Excluding the total share-based compensation expense of $8.9 million for the nine months ended July 2, 2005, distribution, administrative and general expenses decreased by 7.7% and equaled 4.5% of net sales. The decrease was principally due to lower cash incentive compensation accruals. We have presented percentages regarding changes in distribution, administrative and general expenses adjusted to exclude share-based compensation expenses because we believe that investors are interested in our results of operations excluding share-based compensation expense and because our management uses this information to analyze our results from continuing operations and to view trends and changes in such results.

Expenses of $1.4 million, principally advisory fees related to the conversion of the Company from a cooperative marketing association to a for-profit corporation, were incurred in the nine months ended July 2, 2005 with pension settlement expense of $10.3 million recognized in the nine months ended June 26, 2004.

Other Income (Expenses)

Other expenses, net totaled $2.8 million and $20.4 million for the three and nine months ended July 2, 2005, respectively, compared to $49.9 million and $86.4 million of expense for the comparable periods in 2004.

Interest expense was $5.1 million and $18.4 million for the three and nine months ended July 2, 2005, compared to $8.0 million and $21.7 million for the comparable periods in 2004, a decrease of 36.6% and 15.5%, respectively. Significantly lower average balances in the three and nine months ended July 2, 2005 were the principal factor leading to the decrease in interest expense.

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

The $57.4 million loss on investment for the nine months ended June 26, 2004 represented the write off of the Company's investment in Southern States Cooperative, Inc.

Miscellaneous, net was income of $1.2 million and $4.2 million for the three and nine months ended July 2, 2005, respectively, compared to a loss of $(3.5) million and $(2.3) million for the comparable periods last year. Income from a hog production joint venture was $2.7 million for the nine months ended July 2, 2005 as compared to $0.9 million for the nine months ended June 26, 2004 due to improved hog market prices brought about by increased demand. Interest and dividend income was $1.1 million and $3.8 million in the three and nine months ended July 2, 2005, respectively, as compared to $0.5 million and $1.4 million for the three and nine months ended June 26, 2004, respectively, principally due to interest income from cash invested in short-term interest bearing instruments.

Income Tax Expense

For the three and nine months ended July 2, 2005, our combined federal and state effective income tax rates used for purposes of calculating the tax expense on income before income taxes were 36.7% and 34.9%, respectively. Income tax expense for the three and nine months ended July 2, 2005 reflects income taxes at statutory rates adjusted principally for available tax credits and the deductibility of state income taxes for federal tax purposes. The Company's effective tax rate was favorably impacted by additional state tax credits from prior years that became available and were recorded in the nine-month period ended July 2, 2005.

For the three and nine months ended June 26, 2004, the Company's combined federal and state effective income tax rates were 4.1% and 25.6%, respectively. The Company's effective tax rate is lower than the federal and state statutory rates for the three and nine months ended June 26, 2004 due primarily to the recognition of an ordinary deduction for tax purposes resulting from the abandonment of the SSC investment in June 2004. Previously, we had recorded an income tax valuation allowance for the majority of the unrealized losses resulting from the write-downs of the SSC investment.

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

In connection with the offering of our senior notes, we amended the terms of our senior credit facility to provide for a revolving line of credit in an aggregate principal amount of $125.0 million, including a sub-facility of up to $60.0 million for letters of credit, for a term of three years. The facility is secured by a security interest in substantially all of our assets, including all of our present and future accounts receivable and inventory, property, plant and equipment and the stock of certain of our subsidiaries. Borrowings under the facility are limited to the lesser of $125.0 million and a borrowing base determined by reference to a percentage of the collateral value of the accounts receivable and inventories, including our broiler and breeder flocks, securing the facility. As of July 2, 2005, we had approximately $93.7 million available for borrowing under this facility. As of July 2, 2005, approximately $31.3 million of letters of credit were outstanding under the facility.

Our debt agreements place a limitation on capital expenditures, cash dividends, commodity hedging contracts and additional loans, advances or investments. The terms of our debt agreements (other than the senior notes) contain financial covenants, including those that specify minimum consolidated tangible net worth, current ratio and coverage ratio requirements, as well as a limitation on the total debt to total capital ratio. The agreements also include other financial covenants. These covenants are described in more detail in the Annual Report on Form 10-K for the fiscal year ended June 26, 2004 for Gold Kist Inc. (the Georgia Cooperative Marketing Association). At July 2, 2005, we were in compliance with all applicable loan covenants under our senior notes and credit facilities.

For the first nine months ended July 2, 2005, cash provided by operating activities was $139.3 million compared to cash provided from operating activities of $177.4 million for the nine months ended June 26, 2004. The lower 2005 operating cash flow was due principally to decreased operating income and the pension plan contributions in excess of benefit plan expenses in 2005, partially offset by net cash used in 2004 and net cash provided in 2005 by changes in operating assets and liabilities.

The change in net cash used in investing activities was due principally to the $61.4 million in capital expenditures for the nine months ended July 2, 2005 as compared to $38.2 million for the same period in 2004. We expect to spend a total of approximately $80.0 million in the fiscal year ending October 1, 2005. This includes expenditures for expansion of further processing capacity, technological advances in our poultry production and processing operations and expanded chill pack capacity. In addition, capital expenditures included other asset improvements and necessary replacements. Management plans to fund fiscal 2005 capital expenditures, including an ongoing $47.0 million expansion of our Live Oak, Florida facility over the next two years, and related working capital needs with existing cash balances and cash expected to be provided from operations.

Cash used in financing activities for the nine months ended July 2, 2005 was $66.3 million compared to $18.2 million for the comparable June 2004 period. Pursuant to the conversion, approximately 36.4 million shares of common stock and $106.0 million in cash were issued and distributed in December 2004 to members and former member equity holders. We issued 12,000,000 shares of our common stock in our initial public offering at a price of $11.00 per share and converted to a for-profit corporation on October 13, 2004. Including proceeds from the exercise, in November 2004, of the underwriters' overallotment option to purchase an additional
1.6 million shares at the offering price of $11.00 per share, total proceeds, net of expenses, were $137.2 million. Part of the proceeds and funds from existing cash balances were used for the repayment of 35% of the principal amount of senior notes in the amount of $70.0 million. The payment of the $2.4 million cash portion of the nonqualified patronage refund for the period from June 27, 2004 to October 12, 2004 and patronage equity cashings of $.8 million are also reflected in the net cash used in financing activities for the nine months ended July 2, 2005. In addition, the Company repaid a term loan with an agricultural credit bank and the Industrial Revenue Bond totaling $14.7 million during the three months ended April 2, 2005. At July 2, 2005, the Company had cash of $182.7 million invested in short term interest-bearing instruments.

Working capital and patrons' and other equity/stockholders' equity were $356.1 million and $444.1 million, respectively, at July 2, 2005 as compared to $347.9 million and $317.5 million, respectively, at October 2, 2004. The reduction in cash for the distribution to members and equity holders and the partial repayment of the senior notes was more than offset by cash provided by operations resulting in the higher working capital level at July 2, 2005. The increase in total equity resulted from the additional paid in capital in excess of the cash distributions to members and equity holders from the initial public offering in October 2004 and from the year-to-date net income for fiscal 2005.

Effective January 1, 2004, we prospectively amended our qualified pension plan. For benefits earned in 2004 and future years, the basic pension formula was changed from 50% to 45% of final average earnings, early retirement benefits were reduced, and the lump sum distribution option is no longer available. The pension benefits earned by employees through 2003 were unchanged. We made qualified pension plan contributions of $15.0 million in August 2004, $8.0 million in November 2004 and $11.0 million in June 2005.

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

We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "should," "would," "could," "plan," "budget" and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other "forward-looking" information. These statements may also involve risks and uncertainties that could cause our actual results of operations or financial condition to materially differ from our expectations, including, but not limited to:

  - fluctuations in the cost and availability of raw materials, such as feed ingredients;
  - changes in the availability and relative costs of labor and contract growers;
  - market conditions for finished products (including further processed products), including competitive factors and the supply and pricing of alternative meat proteins;
  -  effectiveness of our sales and marketing programs;
  - disease outbreaks affecting broiler production and/or marketability of our products;
  - effectiveness of our capital expenditures and other cost-saving measures;
  - contamination of products, which can lead to product liability and product recalls;
  -  access to foreign markets together with foreign economic conditions;
  -  acquisition activities and the effect of completed acquisitions;
  -  pending or future litigation;
  - the ability to obtain additional financing or make payments on our debt;
  -  regulatory developments, industry conditions and market conditions;
     and
  -  general economic conditions.

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

Contractual Obligations

Obligations under long-term debt, non-cancelable operating leases, feed ingredient purchase commitments and construction contracts at July 2, 2005 are as follows (in millions):

                                       Payments Due by Period
                                 Less than                         After
                          Total   1 year    1-3 years  3-5 years  5 years
Debt obligations:
  Principal payments (a) $207.7     10.1       22.8       21.8     153.0
  Interest payments (b)   153.1     20.5       56.3       31.7      44.6
Operating leases (c)       50.9     14.8       20.6       13.5       2.0
Feed ingredient purchase
 commitments (d)           90.1     90.1          -          -         -
Construction contracts (e) 41.4     41.4          -          -         -
  Total (F)              $543.2    176.9       99.7       67.0     199.6

(a) Excludes $31.3 million in total letters of credit outstanding related to normal business transactions.

(b) Interest payments include amounts for fixed rate and term debt as outlined in Note 7 of Notes to Consolidated Financial Statements based on the expected payment dates.

(c)  Operating  lease commitments as of June 26, 2004.   There  have  not
     been any significant changes in the nine months ended July 2, 2005.

(d) Feed ingredient purchase commitments include both priced and unpriced contracts in the ordinary course of business. Unpriced feed ingredient commitments are priced at market as of July 2, 2005 for the month of delivery.

(e)  Represents unexpended amounts on construction and related contracts.

(f) We contract with broiler, breeder, pullet, layer, hog and nursery pig producers. Although these contracts are subject to acceptable grower performance on a flock-to-flock or herd-to-herd basis, the contracts contemplate grow out activity to continue through the periods covered by the grower contracts. Annual grower pay has averaged approximately $240.0 million per year over the past two years with the actual amounts determined by relative performance and other factors. Grower payments have not been included in the contractual obligations table due to the inherent uncertainty of the future amounts.

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

There were no other material changes in the Company's critical accounting policies during the nine months ended July 2, 2005.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs," effective for fiscal years beginning after June 15, 2005. The Statement clarifies how to account for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Companies will no longer be allowed to capitalize such "abnormal amounts" in inventory. In addition, fixed overhead allocated to inventories should be based on "normal capacity." The Company does not expect that SFAS No. 151 will have a significant impact on our consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement applies to all voluntary changes in accounting principle and requires retrospective application to previously issued financial statements as if that principle had always been used, unless it is impracticable to do so. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005.

Risks Relating to Our Business

Industry cyclicality, especially fluctuations in the supply of broiler products, affects the prevailing market price of broiler products, our sales and our earnings.

Profitability in the broiler industry is materially affected by the prevailing price of broiler products, which is primarily determined by supply and demand factors in the market. In recent years, the profitability of companies in the broiler industry has been adversely affected from time to time by excess supplies of broiler products in the market. As a result of the efficiencies in the U.S. broiler market, even modest increases in the broiler supply in the United States can significantly decrease the market prices at which we can sell our broiler products. Such increases in domestic supply can arise as a result of unanticipated decreases in export demand, among other reasons. Given the perishable nature of broiler products, we are unable to manage inventories to address any short-term changes in market prices. As a result, from time to time we are forced to sell our broiler products at a loss. Because we sell a relatively small percentage of our products under fixed-price contracts, increases in the overall supply of broiler products and any related decrease in broiler prices adversely affect our operating results. This has resulted and will continue to result in fluctuations in our earnings. Market prices for broiler products reached their highest levels since 1999 during our 2004 fiscal year, but have declined through the nine months ended July 2, 2005.

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

Sales to our top ten customers represented approximately 38% of our net sales during the quarter ended July 2, 2005 and during such period, approximately 12% of our net sales were to our largest customer. We do not have long-term contracts with any of our major customers and, as a result, any of our major customers could significantly decrease or cease their business with us with limited or no notice. If we lost one or more of our major customers, or if one or more of our major customers significantly decreased its purchases from us, our business, sales and results of operations could be materially and adversely affected.

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

We require a substantial amount, and as we expand our business we will require additional amounts, of water, electricity and natural gas to produce and process our broiler products. The prices of water, electricity and natural gas fluctuate significantly over time. One of the primary competitive factors in the U.S. broiler market is price, and we may not be able to pass on increased costs of production to our customers. As a result, increases in the cost of water, electricity or natural gas could substantially harm our business and results of operations.

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

The Public Health Security and Bioterrorism Preparedness and Response Act of 2002 could increase our costs of doing business.

The Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which we refer to as the Bioterrorism Act, includes a number of provisions designed to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services to take action to protect the nation's food supply against intentional contamination. The U.S. Food and Drug Administration, or FDA, is responsible for developing and implementing these food safety measures. The FDA has been in the process of issuing new rules, and it is difficult for us to predict what impact they might have on our business. Compliance with these rules may increase our costs of doing business by increasing the amounts that we spend on plant security and product safety. If we are unable to pass these higher costs on to our customers, our results of operations and financial condition may be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market Risk

Our principal market risks are exposure to changes in broiler and commodity prices and interest rates on borrowings. Although we have international sales and related accounts receivable from foreign customers, there is no foreign currency exchange risk, as all sales are denominated in U.S. dollars.

Commodities Risk

We are a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. We use commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices and to ensure supply of a portion of our feed ingredient inventories. Feed ingredient futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of our senior credit facility limit the use of forward purchase contracts and commodities futures and options transactions. As of July 2, 2005, the notional amounts and fair value of our outstanding commodity futures and options positions were not material.

Feed ingredient purchase commitments for corn and soybean meal in the ordinary course of business were $90.1 million at July 2, 2005. These commitments include both priced and unpriced contracts. Unpriced feed ingredient commitments are valued at market for the month of delivery as of July 2, 2005.

Based on estimated annual feed usage, a 10% increase in the weighted average cost of feed ingredients would increase annualized cost of sales by an estimated $50.0 million to $60.0 million.

Interest Rate Risk

We have exposure to changes in interest rates on certain debt obligations. The interest rates on our amended senior credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR). Assuming the $125.0 million revolver was fully drawn, a 1% increase in LIBOR would increase annual interest expense by approximately $1.3 million.

ITEM 4.  CONTROLS AND PROCEDURES

An   evaluation  was  performed  under  the  supervision  and  with   the
participation of the Company's management, including the President and Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company's management, including the CEO and the CFO, concluded that as of the end of the period covered by this report the Company maintained disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. There has not been any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

                       Part II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings terminated:

Ronald Hughes Gaston v. Gold Kist Inc. On February 18, 2004, the Plaintiff, who was terminated by Gold Kist as a hatching egg producer, filed a purported class action lawsuit against us in the U.S. District Court for the Northern District of Alabama (Case number CV-04-J-0326-NW). Plaintiff also named four additional chicken-processing firms as defendants. The Plaintiff asserted that the defendants conspired to prevent competition for production contracts and sought to represent a putative class of all contract farmers and sellers of hatching eggs and live broilers who produced hatching eggs or live broilers in the United States since February 23, 1998. The plaintiff dismissed the action in July 2005.

Significant developments in Legal Proceedings:

Cody, et al v. Gold Kist et al. Four female employees of the Company's Corporate Office Information Services Department filed a sex discrimination suit against Gold Kist in the United States District Court for the Northern District of Georgia asserting gender based claims about employment and promotion decisions in the Corporate I/S Department. The four complainants sought class certification for their claims of gender discrimination, unspecified monetary damages and injunctive relief. The U.S. District Court, in an Order entered June 13, 2005, denied the motion of the plaintiffs to certify the litigation as a class action. The
Court's ruling, for which the plaintiffs did not seek an interlocutory appeal, means that the litigation will not proceed as a class action and will be litigated as individual claims of the four named plaintiffs. We continue to intend to defend the litigation vigorously.

Item 6.  Exhibits.

         Exhibits

         Designation of Exhibit
         in This Report                 Description of Exhibit

         10.1.7                         Eighth Amendment Dated as of
                                        June 15, 2005, to Second
                                        Consolidated, Amended and
					Restated Note Agreement with
					the Gateway Recovery Trust and
					the Prudential Insurance
					Company of America

         10.2.4                         Fourth Amendment Dated as of
                                        June 15, 2005, to Fourth Amended
                                        and Restated Credit Agreement
					with various banks and lending
                                        institutions, as lenders and
                                        Cooperatieve Centrale Raiffeisen-
                                        Boarenleenbank B.A., New York
                                        Branch, as Agent

         10.24.4 Sixth Amendment Dated as of June 15, 2005, to First Amended and Restated Credit Agreement with CoBank, ACB

         10.26                          Amendment No. 1 to Gold Kist Inc.
                                        Non-Employee Directors Executive
                                        Compensation Plan

         10.27                          Summary of Named Executive
                                        Officer Compensation Arrangements

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

                                              GOLD KIST INC.
                                               (Registrant)



Date       August 16, 2005
                                              John Bekkers
                                         Chief Executive Officer
                                       (Principal Executive Officer)




Date       August 16, 2005
                                             Stephen O. West
                                 Chief Financial Officer, Vice President
                                      (Principal Financial Officer)


                                                                  Page 41


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GOLD KIST INC.
                                             (Registrant)



Date        August 16, 2005              /s/ John Bekkers
                                             John Bekkers
                                        Chief Executive Officer
                                      (Principal Executive Officer)




Date        August 16, 2005              /s/ Stephen O. West
                                             Stephen O. West
                                Chief Financial Officer, Vice President
                                        (Principal Financial Officer)