Form 10-Q
period 2005-12-31
Gold Kist Inc.
filed 2006-02-09
CIK 1292215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from              to

Commission File Number: 000-50925

GOLD KIST INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-1163666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 Perimeter Center Parkway, N.E., Atlanta, Georgia	30346
(Address of principal executive offices)	(Zip Code)

(770) 393-5000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 Per Share Par Value – 51,036,806 shares outstanding as of February 9, 2006.

GOLD KIST INC.

INDEX

		Page No.

Part I.	Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets - October 1, 2005 and December 31, 2005	1

	Consolidated Statements of Operations - Three Months Ended January 1, 2005 (first quarter of fiscal 2005) and December 31, 2005 (first quarter of fiscal 2006)	2

	Consolidated Statements of Cash Flows - Three Months Ended January 1, 2005 (first quarter of fiscal 2005) and December 31, 2005 (first quarter of fiscal 2006)	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition	20

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	37

Item 4.	Controls and Procedures	38

Part II.	Other Information

Item 1.	Legal Proceedings	38

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 6.	Exhibits	40

Item 1. Financial Statements

GOLD KIST INC.

CONSOLIDATED BALANCE SHEETS

(Amounts, Except Share Amounts, in Thousands)

(Unaudited)

	October 1, 2005	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$153,561	$144,835
Receivables, net	125,389	120,619
Inventories	233,681	223,459
Deferred income taxes, net	11,506	11,957
Other current assets	26,873	37,569

Total current assets	551,010	538,439

Investments	10,747	10,363
Property, plant and equipment, net	286,515	297,116
Deferred income taxes, net	25,133	25,465
Other assets	52,284	58,557

	$925,689	$929,940

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,518	$1,357
Accounts payable	87,486	78,578
Accrued compensation and related expenses	27,292	16,802
Income taxes payable	34,850	28,046
Accrued insurance costs	39,458	52,251
Other current liabilities	36,105	37,288

Total current liabilities	226,709	214,322

Long-term debt, less current maturities	143,714	143,423
Accrued pension costs	54,450	57,965
Accrued postretirement benefit costs	3,961	3,571
Accrued insurance costs	32,600	40,017
Other liabilities	13,527	15,062

Total liabilities	474,961	474,360

Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, authorized 100,000,000 shares	—	—
Common stock, $.01 par value and authorized 900,000,000 shares; issued and outstanding 51,082,157 and 51,052,104 shares as of October 1, 2005 and 51,076,476 and 51,046,423 shares as of December 31, 2005, respectively	511	511
Additional paid-in capital	399,619	401,928
Accumulated other comprehensive loss	(61,265)	(61,265)
Retained earnings	112,246	114,789
Common stock held in treasury - 30,053 shares	(383)	(383)

Total stockholders’ equity	450,728	455,580

	$925,689	$929,940

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	First Quarter of Fiscal 2005 Ended Jan. 1, 2005	First Quarter of Fiscal 2006 Ended Dec. 31, 2005
Net sales	$551,958	$545,360
Cost of sales	504,122	512,963

Gross profit	47,836	32,397

Distribution, administrative and general expenses (including $0.7 million and $2.3 million of share based compensation expense for the quarters ended January 1, 2005 and December 31, 2005, respectively)	24,966	27,013
Conversion expenses	1,418	—

Net operating income	21,452	5,384

Other income (expenses):
Interest and dividend income	825	1,572
Interest expense	(7,090)	(4,389)
Debt prepayment interest and write-off of related fees and discount	(10,016)	—
Miscellaneous, net	1,702	1,154

Total other expenses, net	(14,579)	(1,663)

Income before income taxes	6,873	3,721

Income tax expense	2,680	1,178

Net income	$4,193	$2,543

Net income per common share:
Basic	$.08	$.05
Diluted	$.08	$.05

Weighted average common shares outstanding:
Basic	49,973	50,042
Diluted	50,131	51,024

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	First Quarter of Fiscal 2005 Ended Jan. 1, 2005	First Quarter of Fiscal 2006 Ended Dec. 31, 2005
Cash flows from operating activities:
Net income	$4,193	$2,543
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,323	11,371
Amortization of share-based compensation	740	2,309
Postretirement benefit plans expense in excess of (less than) funding	(6,488)	4,252
Deferred income tax expense (benefit)	683	(783)
Other	2,398	(663)
Changes in operating assets and liabilities:
Receivables	457	4,770
Inventories	21,068	10,222
Other current assets	3,342	(9,236)
Accounts payable, accrued and other expenses	(22,270)	(10,057)

Net cash provided by operating activities	14,446	14,728

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(17,688)	(21,560)
Dispositions of investments	—	1,035
Proceeds from termination of life insurance policies	2,790	—
Other	1,586	(1,515)

Net cash used in investing activities	(13,312)	(22,040)

Cash flows from financing activities:
Principal repayments of long-term debt	(73,181)	(502)
Payment of deferred financing costs	(1,017)	(912)
Patronage refunds and other equity paid in cash	(3,165)	—
Proceeds from initial public offering, net of expenses	139,876	—
Cash distributions to members and equity holders	(105,963)	—
Treasury stock acquired	(265)	—

Net cash used in financing activities	(43,715)	(1,414)

Net change in cash and cash equivalents	(42,581)	(8,726)
Cash and cash equivalents at beginning of period	175,289	153,561

Cash and cash equivalents at end of period	$132,708	$144,835

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest (net of amounts capitalized)	$10,557	$120

Income taxes, net	$98	$8,765

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries (“Gold Kist” or the “Company”) as of December 31, 2005 and for the first quarter of fiscal 2006 and for the first quarter of fiscal 2005. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Consolidated Financial Statements in the previously filed Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

The Company employs a 52/53-week fiscal year. Fiscal 2006 will be a 52-week year beginning October 2, 2005 and ending September 30, 2006. The first quarter of fiscal 2006 ended December 31, 2005 and the first quarter of fiscal 2005 ended January 1, 2005 each consisted of thirteen weeks.

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

On October 13, 2004, Gold Kist converted from a cooperative marketing association to a for-profit business corporation. The conversion was accounted for using historical carrying values of the assets and liabilities of Gold Kist. Pursuant to the conversion, approximately 36.4 million shares of common stock and $106.0 million in cash were issued and distributed in December 2004 to members and former member equity holders. Costs of the conversion were expensed as incurred. Also on October 13, 2004, Gold Kist completed an initial public offering of 12 million shares of common stock, par value $0.01 per share, at an initial public offering price of $11.00 per share. In

November 2004, the underwriters exercised their overallotment option to purchase an additional 1.6 million shares at the offering price of $11.00 per share. After underwriting discounts and other expenses, net proceeds from the common stock offering were approximately $137.2 million.

3.	Receivables

Receivables, net, are principally trade and are stated net of an allowance for doubtful accounts of $1.1 million as of October 1, 2005 and December 31, 2005.

4.	Comprehensive Income

Comprehensive income was $4.2 million and $2.5 million for the first quarter of fiscal 2005 ended January 1, 2005 and the first quarter of fiscal 2006 ended December 31, 2005, respectively. Comprehensive income consists of net income and, if applicable, pension liability adjustments, net of tax.

5.	Inventories

Inventories consist of the following (amounts in thousands):

	Oct. 1, 2005	Dec. 31, 2005
Live poultry and hogs	$99,935	$95,919
Raw materials and supplies	52,243	49,446
Marketable products	81,503	78,094

	$233,681	$223,459

Live poultry and hogs consist of broilers, market hogs and breeding stock. Broilers are stated at the lower of cost or market and breeders are stated at cost, less accumulated amortization. Costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead. Breeder costs include acquisition of chicks from parent stock breeders, feed, medication, labor and production costs that are accumulated up to the production stage and then amortized over their estimated useful life of thirty-six weeks. Market hogs include costs of feed, medication, feeder pigs, labor and production overhead. Pork breeder herds include cost of breeder gilts acquired from parent stock breeders, feed, medications and production costs that are accumulated up to production stage and then amortized over twenty-four months. The pork breeders are included in other assets – noncurrent in the consolidated balance sheets and are not significant. If market prices for inventories move below carrying value, the Company records adjustments to write down the carrying values of these inventories.

Raw materials and supplies consist of feed ingredients, hatching eggs, packaging materials and operating supplies. These inventories are stated, generally, at the lower of cost (first-in, first-out or average) or market. Gold Kist engages in forward purchase contracts and commodity futures and options transactions to secure a portion of its feed ingredient requirements and manage the risk of adverse price fluctuations with regard to its feed ingredient purchases. Changes in the fair value of these derivatives, except for forward purchase contracts, have been recorded through net income.

Marketable products consist primarily of dressed and further processed poultry. The Company accounts for its marketable products inventory at the lower of cost or market.

6.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows (amounts in thousands):

	Oct. 1, 2005	Dec. 31, 2005
Land and land improvements	$35,962	$35,933
Buildings	243,263	243,282
Machinery and equipment	467,678	469,457
Construction in progress	23,913	40,520

	770,816	789,192
Less accumulated depreciation	484,301	492,076

	$286,515	$297,116

Depreciation and amortization included in cost of sales in the accompanying consolidated statements of operations were $9.0 million and $10.3 million for the first quarter of fiscal 2005 ended January 1, 2005 and the first quarter of fiscal 2006 ended December 31, 2005, respectively.

7.	Long-Term Debt

Long-term debt is summarized as follows (amounts in thousands):

	Oct. 1, 2005	Dec. 31, 2005
Senior notes, due 2014	$128,307	$128,357
Subordinated capital certificates of interest with original fixed maturities ranging from seven to fifteen years, unsecured (weighted average interest rate of 8.06% at October 1 and December 31, 2005)	14,945	14,545
Mortgage loans, due in monthly installments to January 2010, secured by an office building	1,980	1,878

	145,232	144,780
Less current maturities	1,518	1,357

Total long-term debt	$143,714	$143,423

The stated interest rate on the senior notes is 10.25%, with interest payable semi-annually on March 15 and September 15. The senior notes are reflected net of discount in the accompanying consolidated balance sheets. The discount amount is being amortized to interest expense over the ten-year term of the senior notes under the interest method, yielding an effective interest rate of approximately 10.50%. The Company repaid $70.0 million of principal of the senior notes, plus $7.2 million in prepayment interest, in November 2004 with a portion of the proceeds from Gold Kist’s initial public offering completed in October 2004 (see Note 2). In connection with this prepayment, $1.0 million of the discount and $1.8 million of deferred financing costs were written off and recognized in the consolidated statement of operations for the first quarter of fiscal 2005 ended January 1, 2005.

In December 2005, the Company amended and restated the senior credit facility to increase the revolving line of credit to an aggregate principal amount of $250.0 million, eliminating the sub-limit for letters of credit. The term of the facility is five years and is secured by a security interest in substantially all of Gold Kist’s assets.

Borrowings under the senior credit facility bear interest at Gold Kist’s option either at LIBOR or the alternate base rate (which is equal to the greater of the rate announced by the agent bank as its base rate or its federal funds rate plus 0.5%), in each case subject to an applicable margin based upon Gold Kist’s ratio of total debt to EBITDA. The margin is between 1.00% and 2.00% for LIBOR loans and between 0.00% and 0.75% for alternate base rate loans.

As of December 31, 2005, there was approximately $197.2 million available for borrowing under this facility. Approximately $52.8 million of letters of credit are outstanding under the facility.

Gold Kist is subject to certain covenants contained in the senior credit facility, including, but not limited to, covenants that restrict, subject to specified exceptions, dividends and certain other restricted payments; the incurrence of additional indebtedness and other obligations and the granting of additional liens; loans; extension of credit and guarantees; mergers, acquisitions, investments, and disposition of assets or stock; capital expenditures; and use of proceeds from borrowings under the senior credit facility and excess cash flow. In addition, the credit facility contains financial covenants, including, but not limited to, a fixed charge coverage ratio (1.25 to 1.00 minimum) and a total debt coverage ratio (3.25 to 1.00 maximum), as each such ratio is defined in the senior credit facility.

The terms of the Company’s senior notes and senior credit facility also include an excess cash flow provision, which under certain conditions could require the Company to deposit funds in a restricted cash account to be used for future scheduled or mandatory principal payments of senior debt.

At December 31, 2005, the Company was in compliance with all applicable loan covenants under its senior notes and senior credit facility.

8.	Employee Benefits

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

Components of net periodic benefit cost (income) for the first quarter of fiscal 2005 ended January 1, 2005 and the first quarter of fiscal 2006 ended December 31, 2005 are as follows (amounts in thousands):

	Pension Benefits		Medical and Life Insurance Benefits
	1/1/2005	12/31/2005	1/1/2005	12/31/2005
Service cost	$1,175	$1,631	—	—
Interest cost	2,503	2,530	$55	$39
Estimated return on plan assets	(2,873)	(2,858)	—	—
Amortization of prior service cost (gain)	120	120	(2,587)	(2,561)
Amortization of net loss	1,023	2,258	1,759	2,208

Net periodic benefit cost (income)	$1,948	$3,681	$(773)	$(314)

During the first quarter of fiscal 2006, the Company changed its method of accounting for amortization of unrecognized net actuarial losses related to its postretirement medical plan accounted for in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company changed from recognizing amortization over the average period during which benefits are expected to be paid to a method recognizing the cost over the next year. The Company believes that the newly adopted expense recognition method is preferable in these circumstances as the change will allow amortization of the unrecognized net actuarial losses to be recognized on an accelerated basis which will approximate the recognition period for the unrecognized prior service costs. Such change will result in a more systematic and rational manner of recognizing net periodic benefit cost, particularly since the plan is now closed and all benefits are expected to be paid by 2010. The effect of the change was to reduce net income by $0.7 million, or $.01 per diluted share, for the first quarter of fiscal 2006 ended December 31, 2005.

9.	Share-Based Compensation

Effective January 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(r)) and has utilized the modified prospective method of adoption. Prior to January 2, 2005, the Company accounted for its stock compensation grants in accordance with the SFAS No. 123 exception, which allowed it to utilize APB No. 25 to account for its stock-based compensation grants and required certain supplemental disclosures. There was no cumulative effect upon adoption of SFAS No. 123(r).

In connection with the conversion of the Company into a for-profit corporation and the completion of its initial public offering, the Company implemented the Gold Kist Long-Term Incentive Plan (“LTIP”). The Company reserved up to four million shares for issuance upon the exercise of awards under the LTIP.

A grant of nonvested stock to employees was authorized by the Board of Directors and effective as of the closing of the initial public offering (“IPO”) on October 13, 2004 (“IPO stock grants”). In addition, on October 20, 2004, the Board of Directors authorized the issuance of the stock portion of their fiscal 2005 annual retainers in nonvested shares. Total grants of 705,197 and 24,456 shares were issued to employees and directors, respectively. The IPO stock grants issued to employees will vest on the third anniversary of the date of grant. However, the shares will vest immediately upon (i) the employee’s termination of employment by reason of death, disability or retirement, or (ii) the occurrence of a change in control. Retirement is defined under the LTIP as voluntarily leaving employment after attaining any normal or early retirement age specified in the Company’s benefit plans. The nonvested stock issued to directors vested in July 2005.

Prior to the adoption of SFAS No. 123(r), the Company’s policy for recognizing compensation expense was to amortize the fair value of the IPO stock grants over the stated vesting period, even though that stated vesting period may not be substantive. As a result, during the first quarter of fiscal 2005 ended January 1, 2005, the Company recognized compensation expense of $0.7 million for IPO stock grants made during that period. Had the Company applied SFAS No. 123(r) to the IPO stock grants, and as a result, recognized the fair value of the grants over the requisite service period as opposed to the stated vesting period of three years, the amount expensed for the grants would have totaled approximately $5.3 million in the first quarter of fiscal 2005 ended January 1, 2005. The Company will continue to recognize the compensation expense for the IPO stock grants by amortizing the fair value over the stated three-year vesting period.

The compensation expense recorded in the first quarter of fiscal 2006 ended December 31, 2005 that would not have been recognized had SFAS No. 123(r) been applied to the IPO stock grants issued in the first quarter of fiscal 2005 ended January 1, 2005 was approximately $0.4 million.

In January 2005, the Board of Directors approved replacement employment agreements with the Chief Executive Officer and the Senior Vice President, Planning and Administration and replacement change in control (“CIC”) agreements with the other officers. Equity grants to the Company’s officers under the Company’s LTIP, consisting of 355,722 shares of nonvested stock (“CIC stock grants”), stock-settled stock appreciation rights with respect to 173,860 shares (“stock-settled SARS”) and 96,558 performance share awards (“performance shares”), were approved and awarded in January 2005. The CIC stock grants vest as to 25% of the shares on each anniversary of the date of grant, beginning January 24, 2006, provided, however, that the shares will vest immediately upon (i) the executive’s termination of employment by reason of death, disability or retirement, or (ii) the occurrence of a change in control. Additional equity grants for other management participants, consisting of stock-settled SARS with respect to 86,954 shares and 88,553 performance shares, were also approved and awarded with the same vesting periods as outlined above. These grants will vest and become immediately exercisable upon the participant’s termination of employment by reason of death, disability or retirement.

The stock-settled SARS vest 50% in the third year and 50% in the fourth year after the grant date; provided, however, that the stock-settled SARS will vest and become immediately exercisable upon (i) the executive’s termination of employment by reason of death, disability or retirement, or (ii) the occurrence of a change in control.

The performance shares provide the holder the opportunity to earn a number of shares of common stock of the Company at the end of a three-year performance cycle. The performance condition is based upon the Company’s profitability in relation to a defined peer group within the broiler industry as measured by an independent benchmarking company.

Stock-settled SARS and performance share grants of 240,778 and 166,721 shares, respectively, were awarded to plan participants in November 2005 as part of the Company’s incentive compensation payments for fiscal 2005.

Deferred stock units are issued to directors who elect to receive their quarterly compensation in stock units in lieu of cash. The stock units shall be converted to shares of stock on the earlier of six months after the director’s service on the Board is terminated or at a date as designated by the participating director.

The equity grants and awards are summarized as follows (share and dollar amounts in thousands):

	Grant Date	Shares	Fair Value	Vesting Period
IPO stock grants	October 2004
Employees		705	$7,757	36 months
Directors		25	280	9 months
CIC stock grants	January 2005	356	4,863	48 months
Stock-settled SARS	January 2005	261	1,795	48 months
	November 2005	241	2,003	48 months
Performance shares	January 2005	185	2,280	33 months
	November 2005	167	2,654	35 months
Director stock units	Various 2005	4	70	Various

Total		1,944	$21,702

The Company determined that all of the above grants were equity-classified awards under SFAS No. 123(r). As a result, the fair value of the awards has been measured at grant date and is being recognized as compensation expense over the vesting periods, except as noted below. The fair value of the IPO stock grants, CIC stock grants and performance shares was the quoted public market price of the shares on the date of the grant. The fair value of the stock-settled SARS was determined under the Black-Scholes-Merton valuation method. The SARS issued January 2005 had a calculated term of 6.75 years, as determined under the simplified method, a risk free rate of 3.93% and a volatility of 45%, based on data from a peer group of similar profile companies. The SARS issued in November 2005 were valued with the same assumptions, except the risk free rate used was 4.47%. The contractual term of the stock-settled SARS is ten years.

The grants previously described, with the exception of the performance shares, vest fully at retirement, which is defined as attaining any normal or early retirement age (fifty-five) specified in the Company’s benefit plans. A significant number of grant recipients were fifty-five or older at the time of the grant and therefore have the option to retire early under the Company’s benefit plans, at which time the grants would vest. In accordance with SFAS No. 123(r), because the employee is eligible to retire at the grant date, the awards’ explicit service condition is nonsubstantive and the entire amount of compensation cost was recognized at the grant date except for the IPO stock grants as discussed above.

The amount of the share-based compensation expense under the stock-settled SARS granted in November 2005 related to those recipients aged 55 or over was $1.3 million at the grant date and represented 139,683 shares.

Total share-based compensation expense was $2.3 million for the first quarter of fiscal 2006 ended December 31, 2005 and is reflected within distribution, general and administrative expense in the accompanying consolidated statements of operations.

A summary of the status of the Company’s nonvested stock grants is as follows (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at October 1, 2005	1,460	$11.11
Changes during period:
Granted	409	11.44
Vested	—	—
Forfeited	(13)	10.50

Outstanding at December 31, 2005	1,856	$11.19

At December 31, 2005, the total share-based compensation cost related to nonvested grants and awards not yet recognized is approximately $9.5 million. The weighted average period over which the remaining share-based compensation expense is to be recognized is approximately twenty-five months.

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

11.	Income Per Share

The net income for both the basic and diluted income per share computations was $4.2 million and $2.5 million for the first quarter of fiscal 2005 ended January 1, 2005 and the first quarter of fiscal 2006 ended December 31, 2005, respectively. Following is a reconciliation of weighted average common shares – basic to weighted average common shares – diluted (share amounts in thousands).

	First Quarter of Fiscal 2005 Ended Jan. 1, 2005	First Quarter of Fiscal 2006 Ended Dec. 31, 2005
Weighted average common shares - basic	49,973	50,042
Dilutive impact of share-based compensation grants	158	982

Weighted average common shares - diluted	50,131	51,024

12.	Supplemental Combining Condensed Financial Statements (amounts in thousands)

The Company’s senior notes are jointly and severally guaranteed by the Company’s domestic subsidiaries, which are 100% owned by Gold Kist (the “Parent”), except for GK Insurance Inc., a wholly owned captive insurance company domiciled in the State of Vermont.

The following are the unaudited supplemental combining condensed balance sheets as of October 1, 2005 and December 31, 2005, the supplemental combining condensed statements of operations for the first quarter of fiscal 2005 ended January 1, 2005 and the first quarter of fiscal 2006 ended December 31, 2005 and the supplemental combining condensed statements of cash flows for the first quarter of fiscal 2005 ended January 1, 2005 and the first quarter of fiscal 2006 ended December 31, 2005. The only intercompany eliminations are the normal intercompany revenues, borrowings and investments in wholly owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries, which are 100% owned by the Parent, are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

Balance Sheet:

	As of October 1, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$150,331	$672	$2,558	—	$153,561
Receivables, net	125,200	13,147	36,161	$(49,119)	125,389
Inventories	233,415	266	—	—	233,681
Deferred income taxes, net and other current assets	15,738	(683)	23,324	—	38,379

Total current assets	524,684	13,402	62,043	(49,119)	551,010
Investments	34,278	—	—	(23,531)	10,747
Property, plant and equipment, net	286,259	256	—	—	286,515
Deferred income taxes, net and other assets	65,877	2,860	8,680	—	77,417

	$911,098	$16,518	$70,723	$(72,650)	$925,689

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,518	—	—	—	$1,518
Accounts payable	135,482	$282	$841	$(49,119)	87,486
Accrued compensation and related expenses	27,277	15	—	—	27,292
Accrued insurance costs	10,248	—	29,210	—	39,458
Other current liabilities	70,518	(782)	1,219	—	70,955

Total current liabilities	245,043	(485)	31,270	(49,119)	226,709
Long-term debt, less current maturities	143,714	—	—	—	143,714
Accrued pension costs	54,450	—	—	—	54,450
Accrued postretirement benefit costs	3,961	—	—	—	3,961
Accrued insurance costs	—	—	32,600	—	32,600
Other liabilities	13,202	325	—	—	13,527

Total liabilities	460,370	(160)	63,870	(49,119)	474,961

Stockholders’ equity	450,728	16,678	6,853	(23,531)	450,728

	$911,098	$16,518	$70,723	$(72,650)	$925,689

Balance Sheet:

	As of December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$142,248	$71	$2,516	—	$144,835
Receivables, net	119,716	14,339	52,203	$(65,639)	120,619
Inventories	223,124	335	—	—	223,459
Deferred income taxes, net and other current assets	24,717	(683)	25,492	—	49,526

Total current assets	509,805	14,062	80,211	(65,639)	538,439
Investments	35,457	—	—	(25,094)	10,363
Property, plant and equipment, net	296,859	257	—	—	297,116
Deferred income taxes, net and other assets	68,102	2,793	13,127	—	84,022

	$910,223	$17,112	$93,338	$(90,733)	$929,940

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,357	—	—	—	$1,357
Accounts payable	142,831	$563	$823	$(65,639)	78,578
Accrued compensation and related expenses	16,786	16	—	—	16,802
Accrued insurance costs	9,411	—	42,840	—	52,251
Other current liabilities	64,562	(670)	1,442	—	65,334

Total current liabilities	234,947	(91)	45,105	(65,639)	214,322
Long-term debt, less current maturities	143,423	—	—	—	143,423
Accrued pension costs	57,965	—	—	—	57,965
Accrued postretirement benefit costs	3,571	—	—	—	3,571
Accrued insurance costs	—	—	40,017	—	40,017
Other liabilities	14,737	325	—	—	15,062

Total liabilities	454,643	234	85,122	(65,639)	474,360

Stockholders’ equity	455,580	16,878	8,216	(25,094)	455,580

	$910,223	$17,112	$93,338	$(90,733)	$929,940

Statement of Operations:

	First Quarter of Fiscal 2005 Ended January 1, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$551,129	$795	$3,526	$(3,492)	$551,958
Cost of sales	502,819	830	3,965	(3,492)	504,122

Gross profit (loss)	48,310	(35)	(439)	—	47,836
Distribution, administrative and general expenses	26,239	122	23	—	26,384

Net operating income (loss)	22,071	(157)	(462)	—	21,452
Interest, income taxes and other, net	(17,878)	182	489	(52)	(17,259)

Net income	$4,193	$25	$27	$(52)	$4,193

Statement of Operations:

	First Quarter of Fiscal 2006 Ended December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$543,485	$1,502	$4,973	$(4,600)	$545,360
Cost of sales	512,402	1,346	3,815	(4,600)	512,963

Gross profit	31,083	156	1,158	—	32,397
Distribution, administrative and general expenses	26,922	71	20	—	27,013

Net operating income	4,161	85	1,138	—	5,384
Interest, income taxes and other, net	(1,618)	115	225	(1,563)	(2,841)

Net income	$2,543	$200	$1,363	$(1,563)	$2,543

Statement of Cash Flows:

	First Quarter of Fiscal 2005 Ended January 1, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$21,080	$(600)	$(6,034)	$—	$14,446
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(17,687)	(1)	—	—	(17,688)
Other	3,889	487	—	—	4,376

Net cash provided by (used in) investing activities	(13,798)	486	—	—	(13,312)

Cash flows from financing activities:
Principal repayments of long-term debt	(73,181)	—	—	—	(73,181)
Patronage refunds and other equity paid in cash	(3,165)	—	—	—	(3,165)
Payment of deferred financing costs	(1,017)	—	—	—	(1,017)
Proceeds from initial public offering, net of underwriting and offering expenses paid	139,876	—	—	—	139,876
Cash distributions to members and equity holders	(105,963)	—	—	—	(105,963)
Treasury stock acquired	(265)	—	—	—	(265)

Net cash used in financing activities	(43,715)	—	—	—	(43,715)

Net change in cash and cash equivalents	(36,433)	(114)	(6,034)	—	(42,581)
Cash and cash equivalents at beginning of period	166,430	313	8,546	—	175,289

Cash and cash equivalents at end of period	$129,997	$199	$2,512	$—	$132,708

Statement of Cash Flows:

	First Quarter of Fiscal 2006 Ended December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,429	$(659)	$(42)	$—	$14,728
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(21,551)	(9)	—	—	(21,560)
Other	(547)	67	—	—	(480)

Net cash provided by (used in) investing activities	(22,098)	58	—	—	(22,040)

Cash flows from financing activities:
Principal repayments of long-term debt	(502)	—	—	—	(502)
Payment of deferred financing costs	(912)	—	—	—	(912)

Net cash used in financing activities	(1,414)	—	—	—	(1,414)

Net change in cash and cash equivalents	(8,083)	(601)	(42)	—	(8,726)
Cash and cash equivalents, beginning of period	150,331	672	2,558	—	153,561

Cash and cash equivalents, end of period	$142,248	$71	$2,516	$—	$144,835

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Gold Kist is the third largest producer of broilers and related products in the United States accounting for approximately 9% of the industry’s production. The industry has experienced volatility in results of operations over the last five years and expects the volatility to continue in the foreseeable future. Volatility in results of operations is generally attributable to fluctuations, which can be substantial, in broiler sales prices and cost of feed grains. Broiler sales prices tend to fluctuate due to supply of chicken, viability of export markets, supply and prices of competing meats and proteins, animal health factors in the global meat sector and general economic conditions.

We are focusing our growth efforts on value added products. The contracts for the sales of these products typically have longer terms than contracts for the sales of our minimally processed products and include fixed prices. As a result, we believe that increased sales of further-processed products will result in less volatility in the prices at which we sell our products. Sales of our value added products represented approximately 56% of our sales for the first quarter of fiscal 2006 as compared to approximately 52% for fiscal 2005.

According to the USDA World Agricultural Outlook Board (“WAOB”), calendar 2005 U.S. broiler meat production is estimated at 34.9 billion pounds, ready-to-cook weight, 3.56% above the 33.7 billion pounds produced in calendar 2004. The WAOB January estimate for calendar 2006 broiler meat production is 35.9 billion pounds, which is a 2.86% increase from calendar 2005. This increase is principally due to heavier bird weights. The number of broilers to be produced is not projected to increase significantly in calendar 2006.

Our export sales, which we define as sales other than to customers in the United States or Canada, were $31.6 million for the first quarter of fiscal 2006. The U.S. poultry industry historically has exported 15% to 20% of domestic production, principally dark meat products to Russia and other former Soviet Republics, Hong Kong, Mexico and Japan. The Company’s poultry export sales have historically been less than 10% of net sales. However, any disruption in the export markets can significantly impact domestic broiler sales prices by creating excess domestic supply. Incidences of avian influenza in Asia and Eastern Europe have adversely impacted export demand. The recent adverse conditions affecting export sales and sales prices and their consequences on domestic prices are expected to continue for at least the near term.

The cost of feed grains, primarily corn and soybean meal, averages approximately 55% to 60% of total live broiler production costs or approximately 30% to 35% of the Company’s cost of sales. Prices of feed grains fluctuate in response to worldwide supply and demand. Increased worldwide corn and soybean production favorably impacted feed ingredient costs in fiscal 2005. Our average feed ingredient costs were lower in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 and the fourth quarter of fiscal 2005. We expect feed ingredient costs in fiscal 2006 to be below the fiscal 2005 levels.

Energy costs represent a significant component of product and delivery costs as such costs affect transportation costs, costs to operate poultry facilities and packaging costs. Although the spikes in energy prices during the fourth quarter of fiscal 2005 due to the effects of Hurricanes Katrina and Rita have moderated, energy costs in the first quarter of fiscal 2006 were 34.3% higher than the first quarter of fiscal 2005. Energy costs in fiscal 2006 are expected to remain above fiscal 2005 levels.

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

Avian Influenza

Gold Kist chickens are raised in enclosed poultry houses that protect our chickens from contact with wild birds and other animals. As part of comprehensive biosecurity and disease prevention measures, poultry producers do not permit unauthorized visitors on their farms and take other appropriate precautions designed to prevent cross contamination between farms. If a confirmed case of any strain of avian influenza (“AI”) were to occur, additional biosecurity measures would be implemented immediately as directed by USDA and by federal and state public health officials. To prevent these chickens from entering the food markets, Gold Kist would dispose of any infected flocks humanely and in an environmentally safe manner in total compliance with all governmental regulations. Although there are currently no reported AI cases in commercial chicken in the United States and there has never been an outbreak of the H5N1 high pathogenic Asian strain of AI, confirmed cases in the U.S. commercial poultry industry could have an adverse effect on the supply of chicken, domestic and foreign product demand and sales prices for chicken products and our results of operations and financial position. See “Risk Factors – Outbreaks of livestock diseases, particularly an outbreak of avian influenza among humans, could adversely affect our business.”

References in this report to “fiscal 2006,” “fiscal 2005” and “fiscal 2004” refer to the Company’s fiscal years ending or ended September 30, 2006, October 1, 2005 and June 26, 2004, respectively. The first quarter of fiscal 2005 was from October 3, 2004 to January 1, 2005 and the first quarter of fiscal 2006 was from October 2, 2005 to December 31, 2005.

RESULTS OF OPERATIONS

The following table presents certain statements of operations items as a percentage of net sales for the periods indicated:

	First Quarter of Fiscal 2005 Ended Jan. 1, 2005	First Quarter of Fiscal 2006 Ended Dec. 31, 2005	Fiscal Year Ended Oct. 1, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	91.3	94.1	86.1

Gross profit	8.7	5.9	13.9
Distribution, administrative and general expenses	4.5	4.9	4.9
Other expenses	.3	—	.1

Net operating income	3.9	1.0	8.9
Interest expense	(1.3)	(.8)	(1.0)
Other (expenses) income, net (including income taxes)	(1.8)	.3	(3.0)

Net income	.8%	.5%	4.9%

Net Sales

Our net sales for the first quarter of fiscal 2006 decreased 1.2% compared to the first quarter of fiscal 2005. The decrease in net sales was due primarily to a decline of 1.8% in average broiler sales prices for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Increased supply was the principal factor leading to the decline of prices in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Average broiler sales prices for the first quarter of fiscal 2006 were 6.6% lower than prices for the fourth quarter of fiscal 2005. We believe concerns in export markets about avian influenza was the primary cause for reduced consumption in those markets, contributing to increased domestic supply and lower prices in the first quarter of fiscal 2006.

Our export sales of $31.6 million for the first quarter of fiscal 2006 were 2.7% higher compared to the first quarter of fiscal 2005, due to higher average prices for dark meat products. The increase in average prices was partially offset by a reduction in the pounds of export sales. Total export pounds sold in the first quarter of fiscal 2006 were 21.0% below the first quarter of fiscal 2005 and 10.6% below the fourth quarter of fiscal 2005. Our export sales to Russia decreased 44.3% in pounds sold and 29.3% in dollar value from the comparable period in fiscal 2005 and 24.8% in pounds sold and 29.4% in dollar value from the fourth quarter of fiscal 2005. A drop in consumption in export markets due to avian influenza concerns and resistance to the higher prices during fiscal 2005 have driven these reductions. Selling prices of the principal export product, leg quarters, have dropped over 40% in recent weeks from average prices during the first quarter of fiscal 2006. We believe that prices will continue at that level for at least the near term.

Net Operating Income

We had net operating income of $5.4 million for the first quarter of fiscal 2006 compared to $21.5 million in the first quarter of fiscal 2005. The decrease in net operating income in the fiscal 2006 quarter as compared to the fiscal 2005 quarter was due primarily to lower broiler selling prices and higher processing and other production costs. Processing costs increased in total due to additional pounds processed and on a per pound basis due to higher utilities, freight and packaging costs in the first quarter of fiscal 2006. These cost increases were partially offset by lower feed costs. Total feed costs for the first quarter of fiscal 2006 were 1.4% lower than the first quarter of fiscal 2005 due to lower feed ingredient costs partially offset by the additional pounds produced. Average prices for corn and soybean meal for the first quarter of fiscal 2006 were 4.8% and 18.7% below the comparable period in 2005, respectively. Although cash market prices for corn declined further in the first quarter of fiscal 2006, we were unable to fully benefit from these price declines due to priced forward purchase contracts that were entered into in order to secure a portion of our feed ingredient requirements with fixed prices greater than cash market prices.

Inventory write downs were taken during the first quarter of fiscal 2006 amounting to approximately $2.7 million where market prices were lower than cost, principally on leg quarters held in third party freezer storage.

The 8.2% increase in distribution, administrative and general expenses during the first quarter of fiscal 2006 was principally due to the noncash share-based compensation expense of $2.3 million related to the stock grants and awards issued to employees in January and November 2005. Approximately $1.3 million of the share-based compensation expense was recognized with respect to recipients aged 55 or older and eligible for early retirement (see Note 9 of Notes to Consolidated Financial Statements).

Expenses of $1.4 million, principally advisory fees related to our conversion from a cooperative marketing association to a for-profit corporation, were incurred in the first quarter of fiscal 2005.

Other Income (Expenses)

Other expenses, net totaled $1.7 million for the first quarter of fiscal 2006 compared to $14.6 million of expense for the first quarter of fiscal 2005.

Interest and dividend income was $1.6 million in the first quarter of fiscal 2006 as compared to $0.8 million in the first quarter of fiscal 2005, principally due to additional interest income from higher cash balances invested in short-term interest bearing instruments.

Interest expense was $4.4 million for the first quarter of fiscal 2006, compared to $7.1 million for the first quarter of fiscal 2005, a decrease of 38.1%. Significantly lower average long-term debt balances in the first quarter of fiscal 2006 were the principal factor leading to the decrease in interest expense.

In connection with the repayment of $70 million principal amount of the senior notes with a portion of the proceeds from our initial public offering completed on October 13, 2004, the Company incurred a $7.2 million prepayment interest charge in the first quarter of fiscal 2005. In addition, deferred financing costs of $1.8 million and 35% of the unamortized discount on the issuance of the senior notes of $1.0 million were written off in the first quarter of fiscal 2005.

Miscellaneous, net was income of $1.2 million for the first quarter of fiscal 2006 compared to $1.7 million for the first quarter of fiscal 2005. Income from a hog production joint venture was $0.6 million for the first quarter of fiscal 2006 as compared to $0.9 million for the first quarter of fiscal 2005 due to lower hog market prices.

Income Tax Expense

For the first quarter of fiscal 2006, our combined federal and state effective income tax rate used for purposes of calculating the tax expense on income before income taxes was 31.7%. The income tax rate reflects income taxes at statutory rates adjusted principally for available tax credits, exempt interest income and the deductibility of state income taxes for federal tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow provided from our operations and our senior credit facility. In fiscal 2005, the Company repaid $158.3 million in long-term debt and achieved a “negative net debt” position whereby our cash balances exceeded outstanding debt ($153.6 million in cash vs. $145.2 million in total debt as of October 1, 2005). We repaid approximately $70 million of the $200 million principal amount of our senior notes with a portion of the proceeds from the Company’s initial public offering completed in October 2004 with the other debt payments made from cash provided by operating activities in fiscal 2005.

In December 2005, we amended our senior credit facility to increase its revolving line of credit to an aggregate principal amount of $250.0 million, eliminate the sub-limit on the aggregate stated amount of letters of credit that may be issued under the senior credit facility, decrease the interest rates and fees, reduce the number of financial covenants and ratios and relax the affirmative and negative covenants. The term of the senior credit facility is five years. The senior credit facility is secured by a security interest in substantially all of Gold Kist’s assets, including all of present and future accounts receivable and inventory, property, plant and equipment, intangible assets and the stock of certain subsidiaries. Borrowings under the senior credit facility are limited to the lesser of $250.0 million and an amount determined by reference to a collateral coverage ratio that is a function of a percentage of the book value of our accounts receivable, inventory and property, plant and equipment.

Borrowings under the senior credit facility bear interest at our option either at LIBOR or the alternate base rate (which is equal to the greater of the rate announced by the agent bank as its base rate or its federal funds rate plus 0.5%), in each case subject to an applicable margin based upon our ratio of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. The margin is between 1.00% and 2.00% for LIBOR loans and between 0.00% and 0.75% for alternate base rate loans. On the closing date, the applicable margins were 1.00% for LIBOR loans and 0.0% for alternate base rate loans.

We are subject to certain affirmative and negative covenants contained in the senior credit facility, including, but not limited to, covenants that restrict, subject to specified exceptions, dividends and certain other restricted payments; the incurrence of additional indebtedness and other obligations and the granting of additional liens; loans; extension of credit and guarantees; mergers, acquisitions, investments, and disposition of assets or stock; capital expenditures; and use of proceeds from borrowings under the senior credit facility and excess cash flow. The senior credit facility also includes covenants relating to compliance with certain laws, payments of taxes, maintenance of insurance and financial reporting.

As of December 31, 2005, we had approximately $197.2 million available for borrowing and $52.8 million of letters of credit outstanding under the facility. We were in compliance with all applicable loan covenants under our senior notes and senior credit facility at December 31, 2005.

For the first quarter of fiscal 2006, cash provided by operating activities was $14.7 million, compared to the cash provided by operating activities of $14.4 million for the first quarter of fiscal 2005. Noncash benefit plan expense in the first quarter of fiscal 2006 as compared to an excess of plan funding over expense in the first quarter of fiscal 2005 was offset by a net reduction in operating assets and liabilities and other changes in the first quarter of fiscal 2006 as compared to a net increase in the first quarter of fiscal 2005.

For the first quarter of fiscal 2006, net cash used in investing activities was $22.0 million compared to net cash used in investing activities of $13.3 million for the first quarter of fiscal 2005. The $8.7 million increase in net cash used in investing activities was due to higher capital expenditures for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. We expect capital expenditures to approximate $80.0 million during fiscal 2006. This includes expenditures for expansion of further processing capacity, technological advances in our poultry production and processing operations and expanded chill pack capacity. In addition, capital expenditures included other asset improvements and necessary replacements. Management plans to fund fiscal 2006 capital expenditures, including an ongoing $47.0 million expansion of our Live Oak, Florida facility over the next two years, and related working capital needs with existing cash balances and cash expected to be provided from operations or borrowings from our senior credit facility.

Cash used in financing activities for the first quarter of fiscal 2006 was $1.4 million compared to $43.7 million for the first quarter of fiscal 2005.

The cash used in financing activities in the first quarter of fiscal 2005 reflects the initial public offering transaction, the disbursement of proceeds to former members and equity holders and the repayment of debt, principally repayment of $70.0 million of the senior notes. The cash used in financing activities for the first quarter of fiscal 2006 reflects the lower payments resulting from the reduction of debt achieved in fiscal 2005. The deferred financing costs paid during the first quarter of fiscal 2006 were attributable to the amended senior credit facility. At December 31, 2005, the Company had cash of $127.5 million invested in short term interest-bearing instruments.

Working capital and stockholders’ equity were $324.1 million and $455.6 million, respectively, at December 31, 2005 as compared to $324.3 million and $450.7 million, respectively, at October 1, 2005.

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

We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “should,” “would,” “could,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. These statements may also involve risks and uncertainties that could cause our actual results of operations or financial condition to materially differ from our expectations, including but not limited to:

•	market conditions for finished products (including further processed products), including competitive factors and the supply and pricing of alternative meat proteins;

•	disease outbreaks affecting broiler production and/or marketability of our products;

•	fluctuations in the cost and availability of raw materials, such as feed ingredients;

•	access to foreign markets together with foreign economic conditions;

•	changes in the availability and relative costs of labor and contract growers;

•	effectiveness of our sales and marketing programs;

•	effectiveness of our capital expenditures and other cost-saving measures;

•	contamination of products, which can lead to product liability and product recalls;

•	acquisition activities and the effect of completed acquisitions;

•	pending or future litigation;

•	the ability to obtain additional financing or make payments on our debt;

•	regulatory developments, industry conditions and market conditions; and

•	general economic conditions.

A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, is included in the section entitled “Risk Factors” beginning on page 28 of this report.

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

Contractual Obligations

Obligations under long-term debt, non-cancelable operating leases, feed ingredient purchase commitments and construction contracts at December 31, 2005 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt obligations:
Principal payments (a)	$144.8	$1.4	$6.5	$3.1	$133.8
Interest payments (b)	125.8	15.3	29.9	29.1	51.5
Operating leases (c)	57.1	16.2	26.5	12.6	1.8
Feed ingredient purchase commitments (d)	107.0	107.0	—	—	—
Construction contracts (e)	39.5	39.5	—	—	—

Total (f)	$474.2	$179.4	$62.9	$44.8	$187.1

(a)	Excludes $56.1 million in total letters of credit outstanding related to normal business transactions.

(b)	Interest payments include amounts for fixed rate debt as outlined in Note 7 of Notes to Consolidated Financial Statements based on the expected payment dates.
(c)	Operating lease commitments as of October 1, 2005. There have not been any significant changes during the first quarter of fiscal 2006.
(d)	Feed ingredient purchase commitments include both priced and unpriced contracts in the ordinary course of business. Unpriced feed ingredient commitments are priced at market as of December 31, 2005 for the month of delivery.
(e)	Represents unexpended amounts on construction and related contracts.
(f)	We contract with broiler, breeder, pullet, layer, hog and nursery pig producers. Although these contracts are subject to acceptable grower performance on a flock-to-flock or herd-to-herd basis, the contracts contemplate grow out activity to continue through the periods covered by the grower contracts. Annual grower pay has averaged approximately $240.0 million per year over the past two fiscal years with the actual amounts determined by relative performance and other factors. Grower payments have not been included in the contractual obligations table due to the inherent uncertainty of the future amounts.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the first quarter of fiscal 2006.

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

New Accounting Pronouncements

In October 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA allows for a federal income tax deduction for a percentage of income generated from certain domestic production activities. The Company’s production activities will qualify for the deduction. Based on the effective date of the AJCA, the Company was eligible for this deduction in the first quarter of fiscal 2006. Additionally, in December 2004, the FASB issued FASB Staff Position 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1, which was effective upon issuance, states the deduction under this provision of the AJCA should be accounted for as a special deduction in accordance with SFAS 109. The Company’s benefit is not significant for the first quarter of fiscal 2006 due to limited earnings for the period.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement applies to all voluntary changes in accounting principle and requires retrospective application to previously issued financial statements as if that principle had always been used, unless it is impracticable to do so. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005.

Risk Factors

Industry cyclicality, especially fluctuations in the supply of broiler products, affects the prevailing market price of broiler products, our sales and our earnings.

Profitability in the broiler industry is materially affected by the prevailing price of broiler products, which is primarily determined by supply and demand factors in the market. In recent years, the profitability of companies in the broiler industry has been adversely affected from time to time by excess supplies of broiler products in the market. As a result of the efficiencies in the U.S. broiler market, even modest increases in the broiler supply in the United States can significantly decrease the market prices at which we can sell our broiler products. Such increases in domestic supply can arise as a result of unanticipated decreases in export demand, among other reasons. Given the perishable nature of broiler products, we are unable to manage inventories to address any short-term changes in market prices. As a result, from time to time we are forced to sell our broiler products at a loss. Because we sell a relatively small percentage of our products under fixed-price contracts, increases in the overall supply of broiler products and any related decrease in broiler prices adversely affect our operating results. This has resulted and will continue to result in fluctuations in our earnings. Market prices for broiler products reached their highest levels since 1999 during our 2004 fiscal year, but declined during fiscal 2005 and the first quarter of fiscal 2006. Selling prices of our principal export product, leg quarters, have dropped over 40% in recent weeks from values during the first quarter of fiscal 2006.

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

These risks are particularly acute if an outbreak of a livestock disease, such as avian influenza, were to occur among humans. Although avian influenza is not spread through the consumption of chicken, increased media attention regarding the risks of avian influenza or consumer panic in the event of a serious outbreak of avian influenza among humans could result in reduced demand for our products. In addition, the risk of an avian influenza outbreak or pandemic flu among humans or the perceived risk of such an outbreak could result in aggressive action by the governments of the United States and the countries to which we export our products to limit the spread of such an outbreak. Government action in response to an avian influenza outbreak among humans could adversely affect our ability to export our products and impose burdensome regulations on our operations or those of our contract growers, which would in turn increase our costs of doing business.

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

Furthermore, the production of feed ingredients is positively or negatively affected by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, the availability and cost of transportation, as well as the agricultural policies of the United States and foreign governments. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect the supply of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow broilers and deliver products. Additionally, we believe that large scale speculators in the futures markets can influence prices for feed ingredients. Any such change or influence could have a material negative impact on our business and results of operations.

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

Sales to our top ten customers represented approximately 41.8% of our net sales during the first quarter of fiscal 2006 and during such period, approximately 12.9% of our net sales were to our largest customer. We do not have long-term contracts with any of our major customers and, as a result, any of our major customers could significantly decrease or cease their business with us with limited or no notice. If we lost one or more of our major customers, or if one or more of our major customers significantly decreased its purchases from us, our business, sales and results of operations could be materially and adversely affected.

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

We require a substantial amount, and as we expand our business we will require additional amounts of water, electricity and natural gas to produce and process our broiler products. The prices of water, electricity and natural gas fluctuate significantly over time, and prices for natural gas have recently been at historically high levels, partially due to supply disruptions caused by Hurricanes Katrina and Rita. One of the primary competitive factors in the U.S. broiler market is price, and we may not be able to pass on increased costs of production to our customers. As a result, increases in the cost of water, electricity or natural gas could substantially harm our business and results of operations.

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

As of December 31, 2005, we had approximately 16,500 employees, approximately 2,500 of which are covered by collective bargaining agreements and approximately 575 of which are members of labor unions. We may be unable to maintain good relationships with these labor unions or to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. If we fail to maintain good relationships with our employees generally or with such labor unions or fail to negotiate satisfactory collective bargaining agreements, or if non-unionized operations were to become unionized, we could face labor strikes or work stoppages or other activity that could adversely affect our business and operations. Additionally, an employee has filed an action claiming violations of the Fair Labor Standards Act based upon our failure to pay employees for all hours worked by not including time spent donning and doffing specialized protective gear. The plaintiff has filed the lawsuit as an opt-in collective action under the Fair Labor Standards Act, claiming that an unspecified number of allegedly “similarly situated” employees and former employees should be permitted to join together with the employee to pursue this lawsuit as a collective action against us. Although we intend to defend this lawsuit vigorously, an adverse outcome could increase our cost of doing business.

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

Commodities Risk

We are a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. We use commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices. In addition, we enter into forward purchase contracts to ensure a sufficient supply of our feed ingredient inventories. Feed ingredient futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of our senior credit facility limit the use of forward purchase contracts and commodities futures and options transactions. As of December 31, 2005, the notional amounts and fair value of our outstanding commodity futures and options positions were not material.

Feed ingredient purchase commitments for corn and soybean meal in the ordinary course of business were $107.0 million at December 31, 2005. These commitments include both priced and unpriced contracts. Unpriced feed ingredient commitments are valued at market for the month of delivery as of December 31, 2005.

Based on estimated annual feed usage, a 10% increase in the weighted average cost of feed ingredients would increase annualized cost of sales by an estimated $50.0 million to $60.0 million.

Interest Rate Risk

We have exposure to changes in interest rates on certain debt obligations. The interest rates on our amended senior credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR). Assuming the $250.0 million revolver was fully drawn, a 1% increase in LIBOR would increase annual interest expense by approximately $2.5 million.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (“CEO”), and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company’s management, including the CEO and the CFO, concluded that as of the end of the period covered by this report the Company maintained disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Cody, et al v. Gold Kist et al. Four female employees of our Corporate Office Information Services Department, or Corporate I/S Department, filed a sex discrimination suit against Gold Kist in the United States District Court for the Northern District of Georgia asserting gender based claims about employment and promotion decisions in the Corporate I/S Department. The four complainants sought class certification for their claims of gender discrimination, unspecified monetary damages and injunctive relief. The U.S. District Court, in an order entered June 13, 2005, denied the motion of the plaintiffs to certify the litigation as a class action. The court’s ruling, for which the plaintiffs did not seek an interlocutory appeal, means that the litigation will not proceed as a class action and will be litigated as individual claims of the four named plaintiffs. We continue to intend to defend the litigation vigorously and believe that this lawsuit will not have a material adverse effect on our financial condition or results of operations.

Nicholas Leech v. Gold Kist Inc. On November 3, 2005, an employee of the Company filed the case of Nicholas Leech v. Gold Kist Inc., in the United States District Court for the Northern District of Alabama claiming that we had violated certain provisions of the Fair Labor Standards Act, or FLSA. The suit alleges that we failed to pay the Plaintiff for time he has spent (i) waiting in line before each shift to receive certain clothing and equipment that he wears while working, (ii) putting on that clothing and equipment, and (iii) taking off the clothing and equipment, and turning it back in, after each shift ends. The plaintiff is seeking an unspecified amount of unpaid overtime wages allegedly earned, plus liquidated damages in the same amount, plus attorneys’ fees, costs and interest. The plaintiff has filed the lawsuit as an opt-in collective action under the FLSA, claiming that an unspecified number of allegedly “similarly situated” employees should be permitted to join together with him to pursue this lawsuit as a collective action against us. The proposed class would consist of any and all persons employed as hourly employees by us at any time during the three years preceding the filing of the plaintiff’s complaint. We believe we have substantial defenses to the claims made in the Leech lawsuit and intend to defend the case vigorously. Based on our current assessment of probability regarding the plaintiff’s success in this case, no amounts have been accrued in the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2006 Annual Meeting of Stockholders on January 31, 2006, at which our stockholders considered the election of the following directors for re-election to three year terms ending at the 2009 Annual Meeting of Stockholders:

Director	For	Withhold
John Bekkers	37,029,181	3,691,798
Ray A. Goldberg	38,135,089	2,585,890
Dan Smalley	36,645,708	4,075,271

Messrs. R. Randolph Devening, A. D. Frazier, Jr., Jeffery A. Henderson, John D. Johnson, Douglas A. Reeves and W. Wayne Woody continued their terms of office as directors.

Our stockholders also considered and approved the ratification of KPMG LLP as our independent registered public accounting firm, with 39,224,910 shares voting in favor, 1,430,303 shares voting against and 65,766 shares abstaining.

ITEM 6. EXHIBITS.

Exhibits

Designation of Exhibit in This Report	Description of Exhibit
10.1	Fifth Amended and Restated Credit Agreement dated as of December 16, 2005, with various banks and lending institutions, as lenders, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, as agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-50925), filed December 20, 2005).

18.1	Letter Regarding Change in Accounting Principle.

31	Section 302, Sarbanes-Oxley Act, Certifications.

32 *	Section 906, Sarbanes-Oxley Act, Certifications.

*	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD KIST INC. (Registrant)

Date February 9, 2006	/s/ John Bekkers
John Bekkers
Chief Executive Officer
(Principal Executive Officer)

Date February 9, 2006	/s/ Stephen O. West
Stephen O. West
Chief Financial Officer, Vice President
(Principal Financial Officer)