Form 10-Q
period 2006-04-01
Gold Kist Inc.
filed 2006-05-10
CIK 1292215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006
Common Stock, $0.01 par value per share	51,036,806 shares

Item 1. Financial Statements

GOLD KIST INC.

CONSOLIDATED BALANCE SHEETS

(Amounts, Except Share Amounts, in Thousands)

(Unaudited)

	October 1, 2005	April 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$153,561	$125,184
Receivables, net	125,389	109,714
Inventories, net	233,681	205,265
Deferred income taxes, net	11,506	12,442
Other current assets	26,873	38,365

Total current assets	551,010	490,970
Investments	10,747	11,262
Property, plant and equipment, net	286,515	317,581
Deferred income taxes, net	25,133	25,133
Other assets	52,284	60,969

	$925,689	$905,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,518	$1,446
Accounts payable	87,486	83,072
Accrued compensation and related expenses	27,292	17,406
Income taxes payable	34,850	13,897
Accrued insurance costs	39,458	49,253
Other current liabilities	36,105	33,022

Total current liabilities	226,709	198,096
Long-term debt, less current maturities	143,714	142,927
Accrued pension costs	54,450	61,472
Accrued postretirement benefit costs	3,961	3,181
Accrued insurance costs	32,600	44,654
Other liabilities	13,527	15,188

Total liabilities	474,961	465,518

Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, authorized 100,000,000 shares	—	—
Common stock, $.01 par value and authorized 900,000,000 shares; issued and outstanding 51,082,157 and 51,052,104 shares as of October 1, 2005 and 51,095,012 and 51,036,806 shares as of April 1, 2006, respectively	511	510
Additional paid-in capital	399,619	403,384
Accumulated other comprehensive loss	(61,265)	(61,265)
Retained earnings	112,246	98,562
Common stock held in treasury - 30,053 and 58,206 shares as of October 1, 2005 and April 1, 2006, respectively	(383)	(794)

Total stockholders’ equity	450,728	440,397

	$925,689	$905,915

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2005	April 1, 2006	April 2, 2005	April 1, 2006
Net sales	$570,809	532,365	1,122,767	1,077,725
Cost of sales	477,554	535,217	981,676	1,048,180

Gross profit (loss)	93,255	(2,852)	141,091	29,545

Distribution, administrative and general expenses	33,076	24,891	58,042	51,904
Conversion expenses	—	—	1,418	—

Net operating income (loss)	60,179	(27,743)	81,631	(22,359)

Other income (expenses):
Interest and dividend income	1,890	1,379	2,715	2,950
Interest expense	(6,213)	(3,878)	(13,303)	(8,267)
Debt prepayment interest and write-off of related fees and discount	—	—	(10,016)	—
Miscellaneous, net	1,284	1,446	2,986	2,601

Total other expenses, net	(3,039)	(1,053)	(17,618)	(2,716)

Income (loss) before income taxes	57,140	(28,796)	64,013	(25,075)
Income tax expense (benefit)	18,471	(12,569)	21,151	(11,391)

Net income (loss)	$38,669	(16,227)	42,862	(13,684)

Net income (loss) per common share:
Basic	$.77	$(.32)	$.86	$(.27)

Diluted	$.76	$(.32)	$.85	$(.27)

Weighted average common shares outstanding:
Basic	49,972	50,116	49,972	50,079

Diluted	50,749	50,116	50,470	50,079

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	Apr. 2, 2005	Apr. 1, 2006
Cash flows from operating activities:
Net income (loss)	$42,862	$(13,684)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	21,091	22,094
Amortization of share-based compensation	7,790	3,732
Postretirement benefit plans expense in excess of (less than) funding	(6,093)	7,643
Deferred income tax benefit	(6,342)	(936)
Other	691	(1,108)
Changes in operating assets and liabilities:
Receivables	(1,537)	15,675
Inventories	23,313	28,416
Other current assets	5,885	(4,655)
Income taxes payable	24,991	(20,953)
Accounts payable, accrued and other expenses	(22,461)	(7,812)

Net cash provided by operating activities	90,190	28,412

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(41,612)	(52,797)
Dispositions of investments	2,304	1,035
Proceeds from termination of life insurance policies	2,790	—
Other	1,961	(2,556)

Net cash used in investing activities	(34,557)	(54,318)

Cash flows from financing activities:
Principal repayments of long-term debt	(91,044)	(958)
Payment of deferred financing costs	—	(1,134)
Patronage refunds and other equity paid in cash	(3,165)	—
Proceeds from initial public offering, net of expenses	138,859	—
Cash distributions to members and equity holders	(105,963)	—
Treasury stock acquired	(275)	(411)
Other	—	32

Net cash used in financing activities	(61,588)	(2,471)

Net change in cash and cash equivalents	(5,955)	(28,377)
Cash and cash equivalents at beginning of period	175,289	153,561

Cash and cash equivalents at end of period	$169,334	$125,184

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest (net of amounts capitalized)	$20,068	$6,636

Income taxes, net	$2,502	$11,396

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries (“Gold Kist” or the “Company”) as of April 1, 2006 and for the three and six months ended April 1, 2006. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in the previously filed Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

The Company employs a 52/53-week fiscal year. Fiscal 2006 will be a 52-week year beginning October 2, 2005 and ending September 30, 2006. The three-month and six-month periods ended April 1, 2006 and the three-month and six-month periods ended April 2, 2005 each consisted of thirteen weeks and twenty-six weeks, respectively.

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

Receivables, net, are principally trade and are stated net of an allowance for doubtful accounts of $1.1 million as of October 1, 2005 and April 1, 2006.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) was $38,827 and $(16,227) for the three months ended April 2, 2005 and April 1, 2006, respectively, and $43,020 and $(13,684) for the six months ended April 2, 2005 and April 1, 2006, respectively. Comprehensive income (loss) consists of net income (loss) and, if applicable, pension liability adjustments, net of tax.

5.	Inventories

Inventories consist of the following (amounts in thousands):

	Oct. 1, 2005	Apr. 1, 2006
Live poultry and hogs	$99,935	$89,435
Raw materials and supplies	52,243	54,214
Marketable products	81,503	61,616

	$233,681	$205,265

Live poultry and hogs consist of broilers, market hogs and breeding stock. Broilers are stated at the lower of cost or market and breeders are stated at cost, less accumulated amortization. Costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead. Breeder costs include acquisition of chicks from parent stock breeders, feed, medication, labor and production costs that are accumulated up to the production stage and then amortized over their estimated useful life of thirty-six weeks. Market hogs include costs of feed, medication, feeder pigs, labor and production overhead. Pork breeder herds include cost of breeder gilts acquired from parent stock breeders, feed, medications and production costs that are accumulated up to production stage and then amortized over twenty-four months. When market prices for inventories move below carrying value, the Company records adjustments to write down the carrying values of these inventories.

Raw materials and supplies consist of feed ingredients, hatching eggs, packaging materials and operating supplies. These inventories are stated, generally, at the lower of cost (first-in, first-out or average) or market. Gold Kist engages in forward purchase contracts and commodity futures and options transactions to secure a portion of its feed ingredient requirements and manage the risk of adverse price fluctuations with regard to its feed ingredient purchases. Changes in the fair value of these derivatives, except for forward purchase contracts, have been recorded through current period operating expenses.

Marketable products consist primarily of dressed and further processed poultry. The Company accounts for its marketable products inventory at the lower of cost or market.

6.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows (amounts in thousands):

	Oct. 1, 2005	Apr. 1, 2006
Land and land improvements	$ 35,962	$ 36,010
Buildings	243,263	253,529
Machinery and equipment	467,678	470,992
Construction in progress	23,913	56,136

	770,816	816,667
Less accumulated depreciation	484,301	499,086

	$286,515	$317,581

Depreciation and amortization included in cost of sales in the accompanying consolidated statements of operations were $18.5 million and $20.4 million for the six months ended April 2, 2005 and April 1, 2006, respectively. Depreciation and amortization included in cost of sales for the three months ended April 2, 2005 and April 1, 2006 were $9.4 million and $10.1 million, respectively.

7.	Long-Term Debt

Long-term debt is summarized as follows (amounts in thousands):

	Oct. 1,2005	Apr. 1, 2006
Senior notes, due 2014	$128,307	$128,406
Subordinated capital certificates of interest with original fixed maturities ranging from seven to fifteen years, unsecured (weighted average interest rate of 8.06% at October 1, 2005 and April 1, 2006)	14,945	14,194
Mortgage loans, due in monthly installments to January 2010, secured by an office building	1,980	1,773

	145,232	144,373
Less current maturities	1,518	1,446

Total long-term debt	$143,714	$142,927

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

The Company repaid $70.0 million of principal of the senior notes, plus $7.2 million in prepayment interest, in November 2004 with a portion of the proceeds from Gold Kist’s initial public offering completed in October 2004 (see Note 2). In connection with this prepayment, $1.0 million of the discount and $1.8 million of deferred financing costs were written off and recognized in the consolidated statement of operations for the quarter ended January 1, 2005.

In December 2005, the Company amended and restated the senior credit facility to increase the revolving line of credit to an aggregate principal amount of $250.0 million and eliminate the sub-limit for letters of credit. The term of the facility is five years and is secured by a security interest in substantially all of Gold Kist’s assets.

Borrowings under the senior credit facility bear interest at Gold Kist’s option either at London Interbank Offered Rate (LIBOR) or the alternate base rate (which is equal to the greater of the rate announced by the agent bank as its base rate or its federal funds rate plus 0.5%), in each case subject to an applicable margin based upon Gold Kist’s ratio of total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA). The margin is between 1.00% and 2.00% for LIBOR loans and between 0.00% and 0.75% for alternate base rate loans.

As of April 1, 2006, there was approximately $183.2 million available for borrowing under this facility. Approximately $66.8 million of letters of credit are outstanding under the facility.

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

On May 8, 2006, the Company amended its Fixed Charge Coverage Ratio (FCCR) through the addition of a minimum availability calculation as defined in the agreement. Under the amendment, the Company does not have to maintain the FCCR at greater than 1.25 to 1.00 so long as availability under the senior credit facility is greater than $75 million, and the amount of collateral coverage as defined in the credit agreement, less the aggregate amount of all outstanding Letter of Credit Obligations, Swing Line Advances and Revolving Loans outstanding for each day during such period under the senior credit facility, is greater than $75 million.

The terms of the Company’s senior notes and senior credit facility also include an excess cash flow provision, which under certain conditions could require the Company to deposit funds in a restricted cash account to be used for future scheduled or mandatory principal payments of senior debt.

At April 1, 2006, the Company was in compliance with all applicable loan covenants under its senior notes and senior credit facility.

8.	Employee Benefits

Pension Plans

Gold Kist has noncontributory defined benefit pension plans covering substantially all of its employees, as well as former directors from the former Gold Kist Cooperative Association with ten years of service (participants). The plan provisions covering the salaried participants provide pension benefits that are based on the employees’ compensation and service before retirement or other termination of employment. The plan provisions covering the hourly participants provide pension benefits that are based on years of credited service. Gold Kist’s funding policy is to contribute within the guidelines prescribed by federal regulations. Plan assets consist principally of corporate equities and bonds, and U.S. Government and Agency obligations.

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

Components of net periodic benefit cost (income) for the three months ended April 2, 2005 and April 1, 2006 are as follows (amounts in thousands):

			Postretirement
	Pension Benefits		Insurance Benefits
	4/2/2005	4/1/2006	4/2/2005	4/1/2006
Service cost	$1,169	1,630	—	—
Interest cost	2,499	2,529	54	40
Estimated return on plan assets	(2,872)	(2,858)	—	—
Amortization of prior service cost (gain)	119	120	(2,587)	(2,562)
Amortization of net loss	1,023	2,259	1,759	2,208

Net periodic benefit cost (income)	$1,938	3,680	(774)	(314)

Components of net periodic benefit cost (income) for the six months ended April 2, 2005 and April 1, 2006 are as follows:

			Postretirement
	Pension Benefits		Insurance Benefits
	4/2/2005	4/1/2006	4/2/2005	4/1/2006
Service cost	$2,344	3,261	—	—
Interest cost	5,002	5,059	109	79
Estimated return on plan assets	(5,745)	(5,716)	—	—
Amortization of prior service cost (gain)	239	240	(5,174)	(5,123)
Amortization of net loss	2,046	4,517	3,518	4,416

Net periodic benefit cost (income)	$3,886	7,361	(1,547)	(628)

During the first quarter of fiscal 2006, the Company changed its method of accounting for amortization of unrecognized net actuarial losses related to its postretirement medical plan accounted for in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company changed from recognizing amortization over the average period during which benefits are expected to be paid to a method recognizing the cost over the next year. The Company believes that the newly adopted expense recognition method is preferable in these circumstances as the change will allow amortization of the unrecognized net actuarial losses to be recognized on an accelerated basis which will approximate the recognition period for the unrecognized prior service cost (gain). Such change results in a more systematic and rational manner of recognizing net periodic benefit cost, particularly since the plan is now closed and all benefits are expected to be paid by 2010. The effect of the change was to reduce net income by $0.6 million, or $.01 per diluted share, and $1.3 million, or $.03 per diluted share, for the three and six-month periods ended April 1, 2006, respectively.

9.	Share-Based Compensation

Effective January 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(r)) and utilized the modified prospective method of adoption. Prior to January 2, 2005, the Company accounted for its stock compensation grants in accordance with the SFAS No. 123 exception, which allowed it to utilize APB No. 25 to account for its stock-based compensation grants and required certain supplemental disclosures. There was no cumulative effect upon adoption of SFAS No. 123(r).

In connection with the conversion of the Company into a for-profit corporation and the completion of its initial public offering, the Company implemented the Gold Kist Long-Term Incentive Plan (“LTIP”). The Company reserved up to four million shares for issuance upon the exercise of awards under the LTIP.

A grant of nonvested stock to employees was authorized by the Board of Directors and effective as of the closing of the initial public offering (“IPO”) on October 13, 2004 (“IPO stock grants”). In addition, on October 20, 2004, the Board of Directors authorized the issuance of the stock portion of their fiscal 2005 annual retainer in nonvested shares, which vested in July 2005. Total grants of 705,197 and 24,456 shares were issued to employees and directors, respectively. The IPO stock grants issued to employees vest on the third anniversary of the date of grant. However, the shares vest immediately upon (i) the employee’s termination of employment by reason of death, disability or retirement, or (ii) the occurrence of a change in control. Retirement is defined under the LTIP as voluntarily leaving employment after attaining any normal or early retirement age specified in the Company’s benefit plans.

Prior to the adoption of SFAS No. 123(r), the Company’s policy for recognizing compensation expense was to amortize the fair value of the IPO stock grants over the stated vesting period, even though that stated vesting period may not be substantive. As a result, during the quarter ended January 1, 2005, the Company recognized compensation expense of $0.7 million for IPO stock grants made during that period. Had the Company applied SFAS No. 123(r) to the IPO stock grants, and, as a result, recognized the fair value of the grants over the requisite service period as opposed to the stated vesting period of three years, the amount expensed for the grants would have totaled approximately $5.3 million in the quarter ended January 1, 2005. The Company will continue to recognize the compensation expense for the IPO stock grants by amortizing the fair value over the stated three-year vesting period.

The compensation expense recorded in the three and six-month periods ended April 1, 2006 that would not have been recognized had SFAS No. 123(r) been applied to the IPO stock grants issued in the quarter ended January 1, 2005 was approximately $0.4 million and $0.8 million, respectively.

In January 2005, the Board of Directors approved replacement employment agreements with the Chief Executive Officer and the Senior Vice President, Planning and Administration and replacement change in control (“CIC”) agreements with the other officers. Equity grants to the Company’s officers under the Company’s LTIP, consisting of 355,722 shares of nonvested stock (“CIC stock grants”), stock-settled stock appreciation rights with respect to 173,860 shares (“stock-settled SARS”) and 96,558 performance share awards (“performance shares”), were approved and awarded in January 2005. The CIC stock grants vest as to 25% of the shares on each anniversary of the date of grant, beginning January 24, 2006, provided, however, that the shares will vest immediately upon (i) the executive’s termination of employment by reason of death, disability or retirement, or (ii) the occurrence of a change in control. Additional equity grants for other management participants, consisting of stock-settled SARS with respect to 86,954 shares and 88,553 performance shares, were also approved and awarded with the same vesting periods as discussed below.

The stock-settled SARS vest 50% in the third year and 50% in the fourth year after the grant date; provided, however, that the stock-settled SARS vest and become immediately exercisable upon (i) the participant’s termination of employment by reason of death, disability or retirement, or (ii) the occurrence of a change in control.

The performance shares provide the participant the opportunity to earn a number of shares of common stock of the Company at the end of a three-year performance cycle. The performance condition is based upon the Company’s profitability in relation to a defined peer group within the broiler industry as measured by an independent benchmarking company. The performance cycle will be shortened and a pro rata number of shares issued if a participant’s employment is terminated by reason of the participant’s death, disability or retirement prior to the end of the three-year period and the performance conditions have been met. If there is a change in control, then the performance conditions shall be deemed to have been met at the 100% level and the participant will receive a pro rata number of shares depending on the amount of time that has lapsed in the performance period.

Stock-settled SARS and performance share grants of 240,778 and 166,721 shares, respectively, were awarded to plan participants in November 2005 as part of the Company’s incentive compensation payments for fiscal 2005.

Deferred stock units are issued to directors who elect to receive the quarterly cash portion of their retainer in stock units in lieu of cash. The stock units shall be converted to shares of stock on the earlier of six months after the director’s service on the Board is terminated or at a date as designated by the participating director. In February 2006, the stock portion of directors’ fiscal 2006 annual retainer was paid in vested shares.

The equity grants and awards are summarized as follows (share and dollar amounts in thousands):

	Grant Date	Shares	Fair Value	Vesting Period
IPO stock grants	October 2004
Employees		705	$7,757	36 months
Directors		25	280	9 months

CIC stock grants	January 2005	356	4,863	48 months

Stock-settled SARS	January 2005	261	1,795	48 months
	November 2005	241	2,003	48 months

Performance shares	January 2005	185	2,288	33 months
	November 2005	167	2,654	35 months

Director stock units	Quarterly	5	88	Various

Directors’ stock annual retainer	February 2006	19	280	—

Total		1,964	$22,008

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

The grants previously described, with the exception of the performance shares, vest fully at retirement, which is defined as attaining any normal or early retirement age (fifty-five) specified in the Company’s benefit plans. A significant number of grant recipients were fifty-five or older at the time of the grant and therefore have the option to retire early under the Company’s benefit plans, at which time the grants would vest. In accordance with SFAS No. 123(r), because the employee is eligible to retire at the grant date, the awards’ explicit service condition is nonsubstantive and the entire amount of compensation cost was recognized at the grant date except for the IPO stock grants as previously discussed.

The amount of the share-based compensation expense under the stock-settled SARS granted in November 2005 related to those recipients aged 55 or over was $1.3 million at the grant date and represented 139,683 shares.

Total share-based compensation expense was $7.1 million and $7.8 million for the three and six-month periods ended April 2, 2005, respectively, and $1.4 million and $3.7 million for the three and six- month periods ended April 1, 2006, respectively, and is reflected within distribution, general and administrative expense in the accompanying consolidated statements of operations.

A summary of the status of the Company’s nonvested stock grants is as follows (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at October 1, 2005	1,460	$11.11

Changes during period:
Granted	428	11.61
Vested	(107)	13.25
Forfeited	(18)	11.59

Outstanding at April 1, 2006	1,763	$11.10

At April 1, 2006, the total share-based compensation cost related to nonvested grants and awards not yet recognized is approximately $8.4 million. The weighted average period over which the remaining share-based compensation expense is to be recognized is approximately twenty-two months.

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

The Company was sued by one of the Company’s hourly workers in the U.S. District Court for the Northern District of Alabama. The complaint sought injunctive relief and damages under the Fair Labor Standards Act (“FLSA”) and contended that the employee was not compensated appropriately for time spent donning and doffing certain clothing for his job. The case was settled on March 30, 2006 for an insignificant amount.

The Department of Labor has recently contacted many members of the U.S. poultry industry, including Gold Kist, who were included in a wage and hour audit initiated by the U.S. Department of Labor in 2000. The Department of Labor has been of the opinion that many poultry companies have not been accurately compensating employees for the time spent on such activities as donning and doffing work equipment. Following the recent Supreme Court decision in the IBP/Alvarez case, the Department of Labor has reasserted its audit concerns in this area. The Company has been reviewing its operations and pay practices to determine the appropriate response to the Department of Labor. Prior to being contacted by the Department of Labor, the Company designed plans which were implemented on May 1st to modify practices at its facilities to address concerns described in the IBP/Alvarez case and the Department of Labor audit. As of April 1, 2006, the Company has not reserved any amounts in this matter because a loss is not considered probable or estimable.

Gold Kist is a party to various other legal, environmental and administrative proceedings, which management believes constitute ordinary routine litigation incidental to the business conducted by Gold Kist. Potential liability with respect to such proceedings is either accrued or not expected to be significant.

11.	Income (Loss) Per Share

The net income for both the basic and diluted income per share computations was $38.7 million and $42.9 million for the three and six months ended April 2, 2005, respectively, and a net loss of $16.2 million and $13.7 million for the three and six months ended April 1, 2006, respectively. Following is a reconciliation of weighted average common shares – basic to weighted average common shares – diluted (share amounts in thousands).

	Three Months Ended		Six Months Ended
	April 2, 2005	April 1, 2006	April 2, 2005	April 1, 2006
Weighted average common shares – basic	49,972	50,116	49,972	50,079

Dilutive impact of share-based compensation grants	777	—	498	—

Weighted average common shares – diluted	50,749	50,116	50,470	50,079

Due to the net loss for the three and six months ended April 1, 2006, the basic shares are used for calculating both basic and diluted loss per share.

12.	Supplemental Combining Condensed Financial Statements (amounts in thousands)

The Company’s senior notes are jointly and severally guaranteed by the Company’s domestic subsidiaries, which are 100% owned by Gold Kist (the “Parent”), except for GK Insurance Inc., a wholly owned captive insurance company domiciled in the State of Vermont.

The following are the unaudited supplemental combining condensed balance sheets as of October 1, 2005 and April 1, 2006, the supplemental combining condensed statements of operations for the three and six-month periods ended April 2, 2005 and April 1, 2006 and the supplemental combining condensed statements of cash flows for the six-month periods ended April 2, 2005 and April 1, 2006. The only intercompany eliminations are the normal intercompany revenues, borrowings and investments in wholly owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries, which are 100% owned by the Parent, are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

	As of October 1, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Balance Sheet:

ASSETS
Current assets:
Cash and cash equivalents	$150,331	$672	$2,558	—	$153,561
Receivables, net	125,200	13,147	36,161	$(49,119)	125,389
Inventories, net	233,415	266	—	—	233,681
Deferred income taxes, net, and other current assets	15,738	(683)	23,324	—	38,379

Total current assets	524,684	13,402	62,043	(49,119)	551,010
Investments	34,278	—	—	(23,531)	10,747
Property, plant and equipment, net	286,259	256	—	—	286,515
Deferred income taxes, net, and other assets	65,877	2,860	8,680	—	77,417

	$911,098	$16,518	$70,723	$(72,650)	$925,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,518	—	—	—	$1,518
Accounts payable	135,482	$282	$841	$(49,119)	87,486
Accrued compensation and related expenses	27,277	15	—	—	27,292
Accrued insurance costs	10,248	—	29,210	—	39,458
Other current liabilities	70,518	(782)	1,219	—	70,955

Total current liabilities	245,043	(485)	31,270	(49,119)	226,709
Long-term debt, less current maturities	143,714	—	—	—	143,714
Accrued pension costs	54,450	—	—	—	54,450
Accrued postretirement benefit costs	3,961	—	—	—	3,961
Accrued insurance costs	—	—	32,600	—	32,600
Other liabilities	13,202	325	—	—	13,527

Total liabilities	460,370	(160)	63,870	(49,119)	474,961

Stockholders’ equity	450,728	16,678	6,853	(23,531)	450,728

	$911,098	$16,518	$70,723	$(72,650)	$925,689

	As of April 1, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Balance Sheet:

ASSETS
Current assets:
Cash and cash equivalents	$122,400	$243	$2,541	—	$125,184
Receivables, net	112,156	14,058	51,073	$(67,573)	109,714
Inventories, net	204,335	930	—	—	205,265
Deferred income taxes, net, and other current assets	20,389	(679)	31,097	—	50,807

Total current assets	459,280	14,552	84,711	(67,573)	490,970
Investments	38,405	—	—	(27,143)	11,262
Property, plant and equipment, net	317,332	249	—	—	317,581
Deferred income taxes, net, and other assets	68,575	2,747	14,780	—	86,102

	$883,592	$17,548	$99,491	$(94,716)	$905,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,446	—	—	—	$1,446
Accounts payable	146,620	$592	$3,433	$(67,573)	83,072
Accrued compensation and related expenses	17,386	20	—	—	17,406
Accrued insurance costs	10,512	—	38,741	—	49,253
Other current liabilities	44,788	(511)	2,642	—	46,919

Total current liabilities	220,752	101	44,816	(67,573)	198,096
Long-term debt, less current maturities	142,927	—	—	—	142,927
Accrued pension costs	61,472	—	—	—	61,472
Accrued postretirement benefit costs	3,181	—	—	—	3,181
Accrued insurance costs	—	—	44,654	—	44,654
Other liabilities	14,863	325	—	—	15,188

Total liabilities	443,195	426	89,470	(67,573)	465,518

Stockholders’ equity	440,397	17,122	10,021	(27,143)	440,397

	$883,592	$17,548	$99,491	$(94,716)	$905,915

	Three Months (13 Weeks) Ended April 2, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Statement of Operations:

Net sales	$571,026	$824	$3,519	$(4,560)	$570,809
Cost of sales	478,169	850	3,095	(4,560)	477,554

Gross profit (loss)	92,857	(26)	424	—	93,255
Distribution, administrative and general expenses	32,840	217	19	—	33,076

Net operating income (loss)	60,017	(243)	405	—	60,179
Interest, income taxes and other, net	(21,348)	247	219	(628)	(21,510)

Net income (loss)	$38,669	$4	$624	$(628)	$38,669

	Three Months (13 Weeks) Ended April 1, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Statement of Operations:

Net sales	$528,505	$854	$7,723	$(4,717)	$532,365
Cost of sales	533,278	757	5,899	(4,717)	535,217

Gross profit (loss)	(4,773)	97	1,824	—	(2,852)
Distribution, administrative and general expenses	24,881	(12)	22	—	24,891

Net operating income (loss)	(29,654)	109	1,802	—	(27,743)
Interest, income taxes and other, net	13,427	135	3	(2,049)	11,516

Net income (loss)	$(16,227)	$244	$1,805	$(2,049)	$(16,227)

	Six Months (26 Weeks) Ended April 2, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Statement of Operations:

Net sales	$1,122,155	$1,619	$7,045	$(8,052)	$1,122,767
Cost of sales	980,988	1,680	7,060	(8,052)	981,676

Gross profit (loss)	141,167	(61)	(15)	—	141,091
Distribution, administrative and general expenses	59,079	339	42	—	59,460

Net operating income (loss)	82,088	(400)	(57)	—	81,631
Interest, income taxes and other, net	(39,226)	429	708	(680)	(38,769)

Net income (loss)	$42,862	$29	$651	$(680)	$42,862

	Six Months (26 Weeks) Ended April 1, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Statement of Operations:

Net sales	$1,071,990	$2,356	$12,696	$(9,317)	1,077,725
Cost of sales	1,045,680	2,103	9,714	(9,317)	1,048,180

Gross profit	26,310	253	2,982	—	29,545
Distribution, administrative and general expenses	51,803	59	42	—	51,904

Net operating income (loss)	(25,493)	194	2,940	—	(22,359)
Interest, income taxes and other, net	11,809	250	228	(3,612)	8,675

Net income (loss)	$(13,684)	$444	$3,168	$(3,612)	(13,684)

	Six Months (26 Weeks) Ended April 2, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Statement of Cash Flows:

Net cash provided by (used in) operating activities	$97,407	$(1,194)	$(6,023)	—	$90,190
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(41,607)	(5)	—	—	(41,612)
Other	5,783	1,272	—	—	7,055

Net cash provided by (used in) investing activities	(35,824)	1,267	—	—	(34,557)

Cash flows from financing activities:
Principal repayments of long-term debt	(91,044)	—	—	—	(91,044)
Patronage refunds and other equity paid in cash	(3,165)	—	—	—	(3,165)
Proceeds from initial public offering, net of expenses	138,859	—	—	—	138,859
Cash distributions to members and equity holders	(105,963)	—	—	—	(105,963)
Treasury stock acquired	(275)	—	—	—	(275)

Net cash used in financing activities	(61,588)	—	—	—	(61,588)

Net change in cash and cash equivalents	(5)	73	(6,023)	—	(5,955)
Cash and cash equivalents, beginning of period	166,430	313	8,546	—	175,289

Cash and cash equivalents, end of period	$166,425	$386	$2,523	—	$169,334

	Six Months (26 Weeks) Ended April 1, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Statement of Cash Flows:

Net cash provided by (used in) operating activities	$28,966	$(537)	$(17)	—	$28,412
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(52,788)	(9)	—	—	(52,797)
Other	(1,638)	117	—	—	(1,521)

Net cash provided by (used in) investing activities	(54,426)	108	—	—	(54,318)

Cash flows from financing activities:
Principal repayments of long-term debt	(958)	—	—	—	(958)
Payment of deferred financing costs	(1,134)	—	—	—	(1,134)
Treasury stock acquired	(411)	—	—	—	(411)
Other	32	—	—	—	32

Net cash used in financing activities	(2,471)	—	—	—	(2,471)

Net change in cash and cash equivalents	(27,931)	(429)	(17)	—	(28,377)
Cash and cash equivalents, beginning of period	150,331	672	2,558	—	153,561

Cash and cash equivalents, end of period	$122,400	$243	$2,541	—	$125,184

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

After two decades of rapid growth, the broiler industry is maturing and will be dependent on new and value-added product development, as well as expanded export opportunities, for continued revenue growth. Production and operating efficiencies will also be necessary for increased profitability. In addition, the industry is undergoing consolidation as a number of acquisitions and mergers have occurred in the last five years. The market share of the top five U.S. firms in terms of ready-to-cook broiler meat production has increased from approximately 49% in 1997 to approximately 57% in 2005 and this trend is expected to continue.

Gold Kist is the third largest producer of broilers and related products in the United States accounting for approximately 9% of the industry’s production. The industry has experienced volatility in results of operations over the last five years, and we expect the volatility to continue in the foreseeable future. Volatility in results of operations is generally attributable to fluctuations, which can be substantial, in broiler sales prices and cost of feed grains. Broiler sales prices tend to fluctuate due to supply of chicken, viability of export markets, supplies and prices of competing meats and proteins, animal health factors in the global meat sector and general economic conditions.

We are focusing our growth efforts on value added products. The contracts for the sales of these products typically have longer terms than contracts for the sales of our minimally processed products and typically include elements of fixed pricing. As a result, we believe that increased sales of further-processed products will result in less volatility in the prices at which we sell our products. Sales of our value added products represented approximately 57.7% of our sales for the six months ended April 1, 2006 as compared to approximately 52.0% for the fiscal year ended October 1, 2005.

According to the USDA World Agricultural Supply and Demand Estimates (“WASDE”), calendar 2005 U.S. broiler meat production was approximately 35.0 billion pounds, ready-to-cook weight, 3.8% above the 33.7 billion pounds produced in calendar 2004. The WASDE April estimate for calendar 2006 broiler meat production is 35.8 billion pounds, which is a 2.3% increase from calendar 2005. This increase is principally due to heavier bird weights. The number of broilers to be produced is not projected to increase significantly in calendar 2006.

The Company announced in March 2006 that it was reducing broiler placements on a per head basis by 3.25%. The reduction will be fully in place in May 2006.

Our export sales, which we define as sales other than to customers in the United States or Canada, were $59.5 million for the six months ended April 1, 2006. The U.S. poultry industry historically has exported 15% to 20% of domestic production, principally dark meat products to Russia and other former Soviet Republics, Mexico, Japan and countries in Asia. The Company’s poultry export sales have historically been less than 10% of net sales. However, any disruption in the export markets can significantly impact domestic broiler sales prices by creating excess domestic supply. Incidences of avian influenza in Asia, the Middle East and Eastern Europe have adversely impacted export demand. In addition, the Russian Agriculture Minister on April 27, 2006 cancelled all poultry import licenses. Even though the Russian Agriculture Minister said he expects to begin issuing new licenses within two weeks, there is uncertainty regarding how quickly new licenses will be issued and whether there will be any long-term impact on the amount of poultry exported from the U.S. to Russia. The recent adverse conditions affecting export sales and sales prices and their consequences on domestic prices are expected to continue for at least the near term.

The cost of feed grains, primarily corn and soybean meal, averages approximately 55% to 60% of total live broiler production costs or approximately 30% to 35% of the Company’s cost of sales. Prices of feed grains fluctuate in response to worldwide supply and demand. Increased worldwide corn and soybean production favorably impacted feed ingredient costs in fiscal 2005. We expect feed ingredient costs in fiscal 2006 to be comparable to fiscal 2005 levels.

Energy costs represent a significant component of product and delivery costs as such costs affect transportation costs, costs to operate poultry facilities and packaging costs. Although the spikes in energy prices during the fourth quarter of fiscal 2005 due to the effects of Hurricanes Katrina and Rita have moderated, energy costs in the six months ended April 1, 2006 were 27.9% higher than the six months ended April 1, 2005. Energy costs in fiscal 2006 are expected to remain above fiscal 2005 levels.

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

Avian Influenza

Gold Kist chickens are raised in enclosed poultry houses that protect our chickens from contact with wild birds and other animals. As part of comprehensive biosecurity and disease prevention measures, poultry producers do not permit unauthorized visitors on their farms and take other appropriate precautions designed to prevent cross contamination between farms. In addition, we participate in the National Chicken Council’s enhanced avian influenza (“AI”) testing program, which requires testing of every flock of chickens prior to processing. If a confirmed case of any strain of AI were to occur, additional biosecurity measures would be implemented immediately as directed by USDA and by federal and state public health officials. To prevent these chickens from entering the food markets, Gold Kist would dispose of any infected flocks humanely and in an environmentally safe manner in total compliance with all governmental regulations. Although there are currently no reported AI cases in commercial chicken in the United States and there has never been an outbreak of the H5N1 high pathogenic Asian strain of AI, confirmed cases in the U.S. commercial poultry industry could have an adverse effect on the supply of chicken, domestic and foreign product demand and sales prices for chicken products and our results of operations and financial position. See “Risk

Factors – Outbreaks of livestock diseases, particularly an outbreak of avian influenza among humans, could adversely affect our business.” References in this report to “fiscal 2006,” “fiscal 2005” and “fiscal 2004” refer to the Company’s fiscal years ending or ended September 30, 2006, October 1, 2005 and June 26, 2004, respectively. The second quarter of fiscal 2005 was from January 2, 2005 to April 2, 2005 and the second quarter of fiscal 2006 was from January 1, 2006 to April 1, 2006.

RESULTS OF OPERATIONS

The following table presents certain statements of operations items as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended		Fiscal Year Ended

	Apr. 2, 2005	Apr. 1, 2006	Apr. 2, 2005	Apr. 1, 2006	Oct. 1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.7	100.5	87.4	97.3	86.1

Gross profit (loss)	16.3	(.5)	12.6	2.7	13.9
Distribution, administrative and general expenses	5.8	4.7	5.2	4.8	4.9
Other expenses	—	—	.1	—	.1

Net operating income (loss)	10.5	(5.2)	7.3	(2.1)	8.9
Interest expense	(1.1)	(.7)	(1.2)	(.8)	(1.0)
Other (expenses) income, net (including income taxes)	(2.6)	2.9	(2.3)	1.6	(3.0)

Net income (loss)	6.8%	(3.0)%	3.8%	(1.3)%	4.9%

Net Sales

Our net sales of $532.4 million for the quarter ended April 1, 2006 decreased 6.7% from $570.8 million for the quarter ended April 2, 2005. For the six months ended April 1, 2006, net sales decreased 4.0% from $1.12 billion in the comparable period last year to $1.08 billion in the current year. The decrease in net sales was due primarily to a decline of 9.4% and 5.7% in average broiler sales prices for the quarter and six months ended April 1, 2006, respectively, compared to the quarter and six months ended April 2, 2005. The sales price decline was partially offset by a slight increase in pounds sold. Increased supply was the principal factor leading to the decline of sales prices in the second fiscal quarter and six months ended April 1, 2006 compared to the second fiscal quarter and six months ended April 2, 2005. Average broiler sales prices for the second fiscal quarter ended April 1, 2006 were 3.2% lower than prices for the first fiscal quarter ended December 31, 2005. We believe concerns in export markets about avian influenza was the primary cause for reduced consumption in those markets, contributing to increased domestic supply and lower sales prices in the quarter and six months ended April 1, 2006.

Our export sales of $59.5 million for the six months ended April 1, 2006 were 3.3% higher than the fiscal 2005 comparable period, due to higher average prices for dark meat products. The increase in average prices was partially offset by a reduction in the pounds of export sales. Export sales were $27.9 million for the quarter ended April 1, 2006, a 3.9% increase over the $26.8 million for the quarter ended April 2, 2005 due principally to increased pounds sold to several countries in Asia, which more than offset a reduction in pounds sold to Russia. Our export sales to Russia decreased 35.7% in pounds sold and 27.9% in dollar value from $26.9 million in the six month period ended April 2, 2005 to $19.4 million in the six month period ended April 1, 2006. A drop in consumption in export markets due to AI concerns and resistance to the higher prices during calendar 2005 have driven these reductions in pounds sold in the year-to-date fiscal 2006 period. Selling prices of the principal export product, leg quarters, have dropped over 40% during the quarter ended April 1, 2006 as compared to the quarter ended December 31, 2005. Leg quarter sales prices have improved in recent weeks; however, it is not known whether this trend will continue.

Net Operating Income

We had a net operating loss of $27.7 million and $22.4 million for the three and six months ended April 1, 2006, respectively, compared to net operating income of $60.2 million and $81.6 million in the comparable periods in 2005. The decrease in net operating income in the six month period ended April 1, 2006 as compared to the six month period ended April 2, 2005 was due primarily to lower broiler selling prices and higher processing, energy and other production costs. Processing costs increased in total due to additional pounds processed and on a per pound basis due to higher utilities, freight and packaging costs in the six months ended April 1, 2006. In addition, grower pay increased 9.5% due to higher seasonal energy supplemental payments. Total feed costs for the six months ended April 1, 2006 were slightly higher than the six months ended April 2, 2005 due to the additional pounds produced, partially offset by lower soybean meal ingredient costs. Average prices for corn and soybean meal for the six months ended April 1, 2006 were 1.3% higher and 5.8% lower, respectively, than the comparable period in 2005.

The 10.6% decrease in distribution, administrative and general expenses during the six months ended April 1, 2006 was due principally to the absence of cash incentive compensation accruals due to the net loss as compared to amounts accrued on the net income during the six months ended April 2, 2005. In addition, noncash share-based compensation expense decreased from $7.8 million for the six months ended April 2, 2005 to $3.7 million for the six months ended April 1, 2006. This was due principally to the recognition of expense with respect to grants issued in January 2005 to recipients aged 55 or older and eligible for early retirement (see Note 9 of Notes to Consolidated Financial Statements).

Expenses of $1.4 million, principally advisory fees related to our conversion from a cooperative marketing association to a for-profit corporation, were incurred in the first quarter of fiscal 2005.

Other Income (Expenses)

Other expenses, net, totaled $1.1 million and $2.7 million for the three and six months ended April 1, 2006, respectively, compared to $3.0 million and $17.6 million of expense for the comparable periods in 2005.

Interest and dividend income was $1.4 million and $3.0 million for the three and six months ended April 1, 2006, respectively, compared to $1.9 million and $2.7 million for the comparable periods in 2005. These amounts were principally interest income from cash balances invested in short-term interest bearing instruments. Lower average cash balances invested during the second fiscal quarter of 2006 resulted in the decrease from the comparable quarter in fiscal 2005.

Interest expense was $3.9 million and $8.3 million for the three and six months ended April 1, 2006, respectively, compared to $6.2 million and $13.3 million for the comparable periods in 2005, a decrease of 37.6% and 37.9%, respectively. Significantly lower average long-term debt balances in the three and six months ended April 1, 2006 were the principal factor leading to the decrease in interest expense.

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

Miscellaneous, net was income of $1.4 million and $2.6 million for the three and six months ended April 1, 2006, respectively, compared to $1.3 million and $3.0 million for the comparable periods in 2005. These amounts resulted principally from the income from a hog production joint venture of $1.4 million for the six months ended April 1, 2006 as compared to $1.9 million for the six months ended April 2, 2005. Lower hog market prices due to oversupply in the animal protein industry caused this decline.

Income Tax Expense

For the three and six months ended April 1, 2006, our combined federal and state effective income tax rate used for purposes of calculating the tax benefit on the loss before income taxes were 43.6% and 45.4%, respectively. The income tax rates reflect income taxes at statutory rates adjusted principally for available tax credits, exempt interest income and the deductibility of state income taxes for federal tax purposes. Due to the net loss, these items resulted in a higher benefit rate as compared to the statutory rates. The income tax benefit for the three and six months ended April 1, 2006 was also favorably impacted by the release of a tax contingency reserve of $0.9 million.

Other

The Company has initiated the implementation of a new Enterprise Resource Planning (“ERP”) system in order to better manage the growth and increasing complexity of our business and to enhance the effectiveness and efficiency of our accounting and manufacturing processes. Certain costs that are incurred in the procurement and development of this ERP system will be capitalized in accordance with SOP 98-1 (“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Capitalized costs to date include fees paid for the purchase of software, fees paid to third parties to customize the software during the application development stage, and payroll and payroll related costs for employees who are directly associated with and devote time to the software project and who are working on software development tasks such as design requirements, development, infrastructure and testing. General and administrative costs and overhead costs are not capitalized. As of April 1, 2006, total capitalized software project costs for the ERP system were approximately $2.2 million. The total project is projected to cost approximately $5.0 million. Amortization will be recorded on a straight-line basis over its estimated useful life once the project is substantially complete and ready for its intended use, which is planned for the first quarter of fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow provided from our operations and our senior credit facility. In fiscal 2005, the Company repaid $158.3 million in long-term debt and achieved a “negative net debt” position whereby our cash and cash equivalent balances exceeded outstanding long-term debt ($153.6 million in cash and cash equivalent vs. $145.2 million in total long-term debt, including current maturities, as of October 1, 2005). We repaid approximately $70 million of the $200 million principal amount of our senior notes with a portion of the proceeds from the Company’s initial public offering completed in October 2004 with the other debt payments made from cash provided by operating activities in fiscal 2005. During the second quarter of fiscal 2006, operating losses and capital expenditures reduced cash and cash equivalents from $153.6 million to $125.2 million resulting in a net debt position of $19.2 million ($144.4 million in total long-term debt, including current maturities, less the $125.2 million in cash and cash equivalents). This compares to a net debt position of $43.1 million as of the end of the second quarter in fiscal 2005. Also, as of April 1, 2006, we had $183.2 million available for borrowing under our credit facility compared to $93.7 million as of April 2, 2005.

In December 2005, we amended our senior credit facility to increase its revolving line of credit to an aggregate principal amount of $250.0 million, eliminate the sub-limit on the aggregate stated amount of letters of credit that may be issued under the senior credit facility, decrease the interest rates and fees, reduce the number of financial covenants and ratios and relax the affirmative and negative covenants. The term of the senior credit facility is five years. The senior credit facility is secured by a security interest in substantially all of Gold Kist’s assets, including all present and future accounts receivable and inventory, property, plant and equipment, intangible assets and the stock of certain subsidiaries. Borrowings under the senior credit facility are limited to the lesser of $250.0 million and an amount determined by reference to a collateral coverage ratio that is a function of a percentage of the book value of our accounts receivable, inventory and property, plant and equipment.

Borrowings under the senior credit facility bear interest at our option either at LIBOR or an alternate base rate (which is equal to the greater of the rate announced by the agent bank as its base rate or its federal funds rate plus 0.5%), in each case subject to an applicable margin based upon our ratio of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. The margin is between 1.00% and 2.00% for LIBOR loans and between 0.00% and 0.75% for alternate base rate loans.

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

On May 8, 2006, the Company amended its Fixed Charge Coverage Ratio (“FCCR”) to provide additional flexibility through the addition of a minimum availability calculation. Under the amendment, the Company does not have to maintain the FCCR at greater than 1.25 to 1.00 so long as availability under the senior credit facility is greater than $75 million and the amount of collateral coverage as defined in the credit agreement, less aggregate amounts outstanding under the senior credit facility, including letter of credit obligations, is greater than $75 million.

As of April 1, 2006, we had approximately $183.2 million available for borrowing and $66.8 million of letters of credit outstanding under the facility. We were in compliance with all applicable loan covenants under our senior notes and senior credit facility at April 1, 2006.

For the first six months ended April 1, 2006, cash provided by operating activities was $28.4 million, compared to cash provided by operating activities of $90.2 million for the six months ended April 2, 2005. The net loss of $13.7 million for the six months ended April 1, 2006 as compared to the net income of $42.9 million was the principal factor for the $61.8 million decrease in cash provided by operating activities. Noncash expenses, such as depreciation, amortization and the postretirement benefit plans expense, in combination with reduced levels of receivables and inventories due to lower values, improved turnover and inventory management provided $77.6 million in operating cash flow for the six months ended April 1, 2006. This more than offset the fiscal 2006 net loss for such six-month period, the reduction in income taxes payable due to tax payments on fiscal 2005 earnings and the tax benefit of the loss for the first six months of fiscal 2006, and other changes totaling $49.2 million resulting in the positive cash flow from operating activities of $28.4 million for the six months ended April 1, 2006.

Net cash used in investing activities for the first six months of fiscal 2006 was $54.3 million compared to $34.6 million for the comparable period in 2005. The $19.7 million increase in net cash used in investing activities was due to higher capital expenditures for the six months ended April 1, 2006 as compared to the comparable period in 2005. We expect capital expenditures to approximate $90.0 million during fiscal 2006. This includes expenditures for expansion of further processing capacity, technological advances in our poultry production and processing operations and expanded chill pack capacity. In addition, capital expenditures include other asset improvements and necessary replacements. Management plans to fund fiscal 2006 capital expenditures and related working capital needs with existing cash balances and cash expected to be provided from operations or borrowings from our senior credit facility.

Cash used in financing activities for the six months ended April 1, 2006 was $2.5 million compared to $61.6 million for the comparable period in 2005. The cash used in financing activities in the six months ended April 2, 2005 reflects the initial public offering transaction, the disbursement of proceeds to former members and equity holders and the repayment of debt, principally repayment of $70.0 million of the senior notes. At April 1, 2006, the Company had cash of $112.3 million invested in short term interest-bearing instruments out of the total cash and cash equivalents of $125.2 million.

Working capital and stockholders’ equity were $292.9 million and $440.4 million, respectively, at April 1, 2006 as compared to $324.3 million and $450.7 million, respectively, at October 1, 2005.

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

We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “should,” “would,” “could,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. These statements may also involve risks and uncertainties that could cause our actual results of operations or financial condition to materially differ from our expectations, including but not limited to:

•	market conditions for finished products (including further processed products), including competitive factors and the supply and pricing of alternative meat proteins;

•	disease outbreaks, including AI, affecting broiler production and/or marketability of our products;

•	fluctuations in the cost and availability of raw materials, such as feed ingredients;

•	access to foreign markets together with foreign economic conditions;

•	changes in the availability and relative costs of labor and contract growers;

•	immigration legislation that could increase the costs of our doing business or cause us to change the way in which we do business;

•	problems caused by the implementation of our new ERP software;

•	effectiveness of our sales and marketing programs;

•	effectiveness of our capital expenditures and other cost-saving measures;

•	contamination of products, which can lead to product liability and product recalls;

•	acquisition activities and the effect of completed acquisitions;

•	pending or future litigation;

•	the ability to obtain additional financing or make payments on our debt;

•	regulatory developments, industry conditions and market conditions; and

•	general economic conditions.

A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part II, Item 1A, of this report.

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

Contractual Obligations

Obligations under long-term debt, non-cancelable operating leases, feed ingredient purchase commitments and construction contracts at April 1, 2006 are as follows (in millions):

	Payments Due by Period
		Less than 1 year			After 5 years
	Total		1-3 years	3-5 years
Debt obligations:
Principal payments (a)	$144.4	$1.5	$6.8	$2.5	$133.6
Interest payments (b)	121.9	15.2	29.8	29.0	47.9
Operating leases (c)	57.1	16.2	26.5	12.6	1.8
Feed ingredient purchase commitments (d)	105.6	105.6	—	—	—
Construction contracts (e)	24.4	24.4	—	—	—
Investments (f)	5.1	5.1	—	—	—

Total (g)	$458.5	$168.0	$63.1	$44.1	$183.3

(a)	Excludes $66.8 million in total letters of credit outstanding related to normal business transactions.

(b)	Interest payments include amounts for fixed rate debt as outlined in Note 7 of Notes to Consolidated Financial Statements based on the expected payment dates.
(c)	Operating lease commitments as of October 1, 2005. There have not been any significant changes during the six months ended April 1, 2006.
(d)	Feed ingredient purchase commitments include both priced and unpriced contracts in the ordinary course of business. Unpriced feed ingredient commitments are priced at market as of April 1, 2006 for the month of delivery.
(e)	Represents unexpended amounts on construction and related contracts.
(f)	We have committed to invest in a joint venture with Archer-Daniels-Midland Company (ADM) for the ownership and operation of certain grain elevators. Our initial investment for a fifty percent (50%) interest in the joint venture will be approximately $5.1 million in the fourth quarter of fiscal 2006 when the joint venture is expected to begin operations. We expect to make capital expenditures in fiscal 2007 to upgrade certain of our facilities in connection with the joint venture.
(g)	We contract with broiler, breeder, pullet, layer, hog and nursery pig producers. Although these contracts are subject to acceptable grower performance on a flock-to-flock or herd-to-herd basis, the contracts contemplate grow out activity to continue through the periods covered by the grower contracts. Annual grower pay has averaged approximately $240.0 million per year over the past two fiscal years with the actual amounts determined by relative performance and other factors. Grower payments have not been included in the contractual obligations table due to the inherent uncertainty of the future amounts.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended April 1, 2006.

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

New Accounting Pronouncements

In October 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA allows for a federal income tax deduction for a percentage of income generated from certain domestic production activities. The Company’s production activities will qualify for the deduction. Based on the effective date of the AJCA, the Company was eligible for this deduction in the first quarter of fiscal 2006. Additionally, in December 2004, the FASB issued FASB Staff Position 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1, which was effective upon issuance, states the deduction under this provision of the AJCA should be accounted for as a special deduction in accordance with SFAS 109. The Company’s benefit is not significant for the first six months of fiscal 2006 due to the net loss for the period.

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

Commodities Risk

We are a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. We use commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices. In addition, we enter into forward purchase contracts to ensure a sufficient supply of our feed ingredient inventories. Feed ingredient futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of our senior credit facility limit the use of forward purchase contracts and commodities futures and options transactions. As of April 1, 2006, the notional amounts and fair value of our outstanding commodity futures and options positions were not material.

Feed ingredient purchase commitments for corn and soybean meal in the ordinary course of business were $105.6 million at April 1, 2006. These commitments include both priced and unpriced contracts. Unpriced feed ingredient commitments are valued at market for the month of delivery as of April 1, 2006.

Based on estimated annual feed usage, a 10% increase in the weighted average cost of feed ingredients would increase our annualized cost of sales by an estimated $60.0 million to $70.0 million.

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

Nicholas Leech v. Gold Kist Inc. On November 3, 2005, an employee of the Company filed the case of Nicholas Leech v. Gold Kist Inc., in the United States District Court for the Northern District of Alabama claiming that we had violated certain provisions of the Fair Labor Standards Act, or FLSA. The suit alleged that we failed to pay the Plaintiff for time he spent (i) waiting in line before each shift to receive certain clothing and equipment that he wears while working, (ii) putting on that clothing and equipment, and (iii) taking off the clothing and equipment, and turning it back in, after each shift ends. This matter was settled with the plaintiff in April 2006.

The Department of Labor has recently contacted many members of the U.S. poultry industry, including Gold Kist, who were included in a wage and hour audit initiated by the U.S. Department of Labor in 2000. The Department of Labor has been of the opinion that many poultry companies have not been accurately compensating employees for the time spent on such activities as donning and doffing work equipment. Following the recent Supreme Court decision in the IBP/Alvarez case, the Department of Labor has reasserted its audit concerns in this area. We have been reviewing our operations and pay practices to determine the appropriate response to the Department of Labor. Prior to being contacted by the Department of Labor, we designed plans which were implemented on May 1st to modify practices at our facilities to address concerns described in the IBP/Alvarez case and the Department of Labor audit. As of April 1, 2006, we have not reserved any amounts in this matter because we do not believe a loss is considered probable or estimable.

ITEM 1A. RISK FACTORS

Industry cyclicality, especially fluctuations in the supply of broiler products, affects the prevailing market price of broiler products, our sales and our earnings.

Profitability in the broiler industry is materially affected by the prevailing price of broiler products, which is primarily determined by supply and demand factors in the market. In recent years, the profitability of companies in the broiler industry has been adversely affected from time to time by excess supplies of broiler products in the market. As a result of the efficiencies in the U.S. broiler market, even modest increases in the broiler supply in the United States can significantly decrease the market prices at which we can sell our broiler products. Such increases in domestic supply can arise, and have occurred in late fiscal 2005 and in fiscal 2006 as a result of unanticipated decreases in export demand, among other reasons. Given the perishable nature of broiler products, we are unable to manage inventories to address any short-term changes in market prices. As a result, from time to time we are forced to sell our broiler products at a loss. Because we sell a relatively small percentage of our products under fixed-price contracts, increases in the overall supply of broiler products and any related decrease in broiler prices adversely affect our operating results. This has resulted and will continue to result in fluctuations in our earnings. Market prices for broiler products reached their highest levels since 1999 during our 2004 fiscal year, but declined during fiscal 2005 and the six months ended April 1, 2006.

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

These risks are particularly acute if an outbreak of a livestock disease, such as avian influenza, were to occur among humans. Although avian influenza is not spread through the consumption of chicken, increased media attention regarding the risks of avian influenza or consumer panic in the event of a serious outbreak of avian influenza among humans could result in reduced demand for our products. In fact, avian influenza that has occurred internationally in 2005 and the first two quarters of 2006 has caused demand for exports to affected countries to decrease. In addition, the risk of an avian influenza outbreak or pandemic flu among humans or the perceived risk of such an outbreak could result in aggressive action by the governments of the United States and the countries to which we export our products to limit the spread of such an outbreak. Government action in response to an avian influenza outbreak among humans could adversely affect our ability to export our products and impose burdensome regulations on our operations or those of our contract growers, which would in turn increase our costs of doing business.

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

We are an exporter to Russia, Eastern Europe, Commonwealth of Independent States, Asia, the Pacific Rim, the Middle East, Africa, South and Central America, Mexico and the Caribbean Islands. Any decrease in exports to foreign countries based on embargos, decreased demand, oversupply of broiler products or competing products or bans on exported chicken may have an adverse effect on our ability to export chicken and other products. Such occurrences would also likely increase the supply of broilers and competing products in the United States, which would likely result in lower prices for broiler products and could adversely affect our business. For example, in 2002 and 2003, export sales to Russia declined due to an embargo on certain imported meats, leading to a domestic oversupply and a decrease in the market price of chicken. Russia has implemented import quotas on chicken and other meats that reduce U.S. broiler imports to approximately 70% of 2002 levels. In addition, the Russian Agriculture Minister on April 27, 2006 cancelled all poultry import licenses. Even though the Russian Agriculture Minister said he expects to begin issuing new licenses within two weeks, there is uncertainty regarding how quickly new licenses will be issued and whether there will be any long-term impact on the amount of poultry exported from the U.S. to Russia. In addition, for several months in 2004, China, Japan and several smaller chicken importing countries banned all imports of broiler products from the United States due to several chickens in Delaware and Texas testing positive for avian influenza. Also as a result of this event, Russia and Hong Kong banned the import of broiler products from Delaware and Texas for a period of time. In 2005 and the first two quarters of 2006, concerns regarding avian influenza have decreased export demand in many of the countries to which we export our products. Any implementation of similar bans in the future or the implementation of quotas or other import restrictions would adversely affect our domestic and export sales and our results of operations.

Immigration legislation could cause our costs of doing business to increase or cause us to change the way in which we do business.

Legislation regarding immigration is currently being considered by the United States Congress. The legislation currently being considered by the U.S. Senate differs substantially from the legislation that was passed by the U.S. House of Representatives. In addition to the federal legislation, some states are considering, and the State of Georgia, where we have operations, has passed, immigration legislation. While we believe the new Georgia legislation will not alter the way we conduct our business, the details of the regulations that will implement the law have not been finalized, including the documentation required for an employee to prove he or she is eligible for employment. We currently participate in the United States government Basic Pilot Program for verifying a person’s employment eligibility, but that government program may not be the approved method for employment eligibility verification under the Georgia law. If proposed federal immigration legislation becomes law or if states in which we do business enact and enforce immigration laws, such laws may contain provisions that could make it more difficult or costly for Gold Kist to hire legal immigrant workers. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition.

We may experience difficulties with the implementation of our Enterprise Resource Planning (“ERP”) software and related manufacturing process changes.

We are implementing a new ERP system during calendar 2006 that includes accounting, material resource planning (MRP), production planning, inventory management and certain other functions. This is a complex, multi-step implementation. If there are problems with the implementation, there could be significant disruption in plant processes causing inefficient production, delays in financial reporting and Sarbanes-Oxley 404 compliance issues, which could adversely affect our operating results.

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

Sales to our top ten customers represented approximately 42.9% of our net sales during the second fiscal quarter ended April 1, 2006 and during such period, approximately 13.8% of our net sales were to our largest customer. We do not have long-term contracts with any of our major customers and, as a result, any of our major customers could significantly decrease or cease their business with us with limited or no notice. If we lost one or more of our major customers, or if one or more of our major customers significantly decreased its purchases from us, our business, sales and results of operations could be materially and adversely affected.

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

The Department of Labor has recently contacted many members of the U.S. poultry industry, including Gold Kist, who were included in a wage and hour audit initiated by the U.S. Department of Labor in 2000. The Department of Labor has been of the opinion that many poultry companies have not been accurately compensating employees for the time spent on such activities as donning and doffing work equipment. Following the recent Supreme Court decision in the IBP/Alvarez case, the Department of Labor has reasserted its audit concerns in this area. We have been reviewing our operations and pay practices to determine the appropriate response to the Department of Labor. Prior to being contacted by the Department of Labor, we designed plans which were implemented on May 1st to modify practices at our facilities to address concerns described in the IBP/Alvarez case and the Department of Labor audit. As of April 1, 2006, we have not reserved any amounts in this matter because we do not believe a loss is considered probable or estimable.

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

As of April 1, 2006, we had approximately 16,500 employees, approximately 2,500 of which are covered by collective bargaining agreements and approximately 575 of which are members of labor unions. We may be unable to maintain good relationships with these labor unions or to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. If we fail to maintain good relationships with our employees generally or with such labor unions or fail to negotiate satisfactory collective bargaining agreements, or if non-unionized operations were to become unionized, we could face labor strikes or work stoppages or other activity that could adversely affect our business and operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2006, a portion of the restricted stock issued to certain of the officers of the Company in January 2005 vested. Upon the vesting event, a total of 28,153 of such shares were surrendered to the Company to satisfy minimum tax withholding obligations of all but one of such officers arising out of the vesting event. The value per share of the shares surrendered to the Company was $14.61, the closing price of the Company’s common stock on January 23, 2006.

ITEM 5. OTHER INFORMATION

On May 8, 2006, the Company amended its Fifth Amended and Restated Credit Agreement to provide additional flexibility to the fixed charge coverage ratio. The amendment is described in more detail in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. EXHIBITS

Exhibits

Designation of Exhibit in This Report	Description of Exhibit

10.1	First Amendment to Fifth Amended and Restated Credit Agreement dated as of February 9, 2006.

10.2	Second Amendment to Fifth Amended and Restated Credit Agreement dated as of May 8, 2006.

31	Section 302, Sarbanes-Oxley Act, Certifications.

32 *	Section 906, Sarbanes-Oxley Act, Certifications.

*	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD KIST INC. (Registrant)

Date May 10, 2006	/s/ John Bekkers
John Bekkers Chief Executive Officer (Principal Executive Officer)

Date May 10, 2006	/s/ Stephen O. West
Stephen O. West Chief Financial Officer, Vice President (Principal Financial Officer)