Form 10-Q
period 2006-07-01
Gold Kist Inc.
filed 2006-08-09
CIK 1292215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common Stock, $0.01 par value per share	51,036,806 shares

GOLD KIST INC.

Item 1. Financial Statements

GOLD KIST INC.

CONSOLIDATED BALANCE SHEETS

(Amounts, Except Share Amounts, in Thousands)

(Unaudited)

	October 1, 2005	July 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$153,561	$95,554
Receivables, net	125,389	102,493
Inventories, net	233,681	227,339
Deferred income taxes, net	11,506	12,277
Other current assets	26,873	29,407

Total current assets	551,010	467,070
Investments	10,747	10,819
Property, plant and equipment, net	286,515	324,132
Deferred income taxes, net	25,133	25,133
Other assets	52,284	63,143

	$925,689	$890,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,518	$2,017
Accounts payable	87,486	74,092
Accrued compensation and related expenses	27,292	16,147
Income taxes payable	34,850	7,093
Accrued insurance costs	39,458	40,838
Other current liabilities	36,105	39,797

Total current liabilities	226,709	179,984
Long-term debt, less current maturities	143,714	142,127
Accrued postretirement benefit costs	58,411	67,688
Accrued insurance costs	32,600	50,699
Other liabilities	13,527	15,513

Total liabilities	474,961	456,011
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, authorized 100,000,000 shares	—	—
Common stock, $.01 par value and authorized 900,000,000 shares; issued and outstanding 51,082,157 and 51,052,104 shares as of October 1, 2005 and 51,095,012 and 51,036,806 shares as of July 1, 2006, respectively	511	511
Additional paid-in capital	399,619	404,527
Accumulated other comprehensive loss	(61,265)	(61,265)
Retained earnings	112,246	91,308
Common stock held in treasury – 30,053 and 58,206 shares as of October 1, 2005 and July 1, 2006, respectively	(383)	(795)

Total stockholders’ equity	450,728	434,286

	$925,689	$890,297

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
Net sales	$598,835	$505,338	$1,721,602	$1,583,063
Cost of sales	497,040	490,961	1,478,716	1,539,141

Gross profit	101,795	14,377	242,886	43,922
Distribution, administrative and general expenses	28,852	26,667	86,894	78,571
Conversion expenses	—	—	1,418	—

Net operating income (loss)	72,943	(12,290)	154,574	(34,649)

Other income (expenses):
Interest and dividend income	1,106	1,396	3,821	4,346
Interest expense	(5,063)	(3,835)	(18,366)	(12,102)
Debt prepayment interest and write-off of related fees and discount	—	—	(10,016)	—
Miscellaneous, net	1,164	1,227	4,150	3,828

Total other expenses, net	(2,793)	(1,212)	(20,411)	(3,928)

Income (loss) before income taxes	70,150	(13,502)	134,163	(38,577)
Income tax expense (benefit)	25,737	(6,248)	46,888	(17,639)

Net income (loss)	$44,413	$(7,254)	$87,275	$(20,938)

Net income (loss) per common share:
Basic	$.89	$(.14)	$1.75	$(.42)
Diluted	$.87	$(.14)	$1.72	$(.42)
Weighted average common shares outstanding:
Basic	50,012	50,122	49,985	50,093
Diluted	50,808	50,122	50,602	50,093

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	July 2, 2005	July 1, 2006
Cash flows from operating activities:
Net income (loss)	$87,275	$(20,938)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	31,982	33,297
Amortization of share-based compensation	8,917	4,875
Postretirement and other retirement benefit plans expense in excess of (less than) funding	(17,200)	10,980
Deferred income tax benefit	(2,261)	(771)
Income from joint venture	(2,739)	(1,499)
Other	2,726	341
Changes in operating assets and liabilities:
Receivables	(4,373)	22,896
Inventories	9,454	6,342
Other current assets	9,491	(1,015)
Income taxes payable	29,470	(27,757)
Accounts payable, accrued and other expenses	(13,407)	(9,884)

Net cash provided by operating activities	139,335	16,867

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(61,417)	(70,384)
Dispositions of investments	3,334	1,535
Proceeds from termination of life insurance policies	2,790	—
Acquisitions of internal use software	(27)	(3,243)
Other	3,972	(32)

Net cash used in investing activities	(51,348)	(72,124)

Cash flows from financing activities:
Principal repayments of long-term debt	(95,736)	(1,237)
Payment of deferred financing costs	—	(1,134)
Patronage refunds and other equity paid in cash	(3,165)	—
Proceeds from initial public offering, net of expenses	138,859	—
Cash distributions to members and equity holders	(105,963)	—
Treasury stock acquired	(275)	(411)
Other	—	32

Net cash used in financing activities	(66,280)	(2,750)

Net change in cash and cash equivalents	21,707	(58,007)
Cash and cash equivalents at beginning of period	175,289	153,561

Cash and cash equivalents at end of period	$196,996	$95,554

Supplemental disclosure of cash flow information:
Cash paid during the periods for:
Interest (net of amounts capitalized)	$21,831	$6,112

Income taxes, net	$19,558	$11,787

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements reflect the accounts of Gold Kist Inc. and its subsidiaries (“Gold Kist” or the “Company”) as of July 1, 2006 and for the three and nine months ended July 1, 2006. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in the previously filed Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

The Company employs a 52/53-week fiscal year. Fiscal 2006 will be a 52-week year beginning October 2, 2005 and ending September 30, 2006. The three-month and nine-month periods ended July 1, 2006 and the three-month and nine-month periods ended July 2, 2005 each consisted of thirteen weeks and thirty-nine weeks, respectively.

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

Receivables, net, are principally trade and are stated net of an allowance for doubtful accounts of $1.1 million as of October 1, 2005 and July 1, 2006.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) was $44.4 million and $(7.3) million for the three months ended July 2, 2005 and July 1, 2006, respectively, and $87.4 million and $(20.9) million for the nine months ended July 2, 2005 and July 1, 2006, respectively. Comprehensive income (loss) consists of net income (loss) and, if applicable, pension liability adjustments, net of tax.

5.	Inventories

Inventories consist of the following (amounts in thousands):

	Oct. 1, 2005	July 1, 2006
Live poultry and hogs	$99,935	$96,110
Raw materials and supplies	52,243	54,105
Marketable products	81,503	77,124

	$233,681	$227,339

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

6.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows (amounts in thousands):

	Oct. 1, 2005	July 1, 2006
Land and land improvements	$35,962	$36,010
Buildings	243,263	254,451
Machinery and equipment	467,678	479,512
Construction in progress	23,913	62,106

	770,816	832,079
Less accumulated depreciation	484,301	507,947

	$286,515	$324,132

Depreciation and amortization included in cost of sales in the accompanying consolidated statements of operations was $28.2 million and $30.7 million for the nine months ended July 2, 2005 and July 1, 2006, respectively. Depreciation and amortization included in cost of sales for the three months ended July 2, 2005 and July 1, 2006 was $9.7 million and $10.4 million, respectively.

7.	Long-Term Debt

Long-term debt is summarized as follows (amounts in thousands):

	Oct. 1, 2005	July 1, 2006
Senior notes, due 2014	$128,307	$128,456
Subordinated capital certificates of interest with original fixed maturities ranging from seven to fifteen years, unsecured (weighted average interest rate of 8.06% at October 1, 2005 and July 1, 2006)	14,945	14,021
Mortgage loans due in monthly installments to January 2010, secured by an office building	1,980	1,667

	145,232	144,144
Less current maturities	1,518	2,017

Total long-term debt	$143,714	$142,127

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

As of July 1, 2006, there was approximately $183.2 million available for borrowing under this facility. Approximately $66.8 million of letters of credit are outstanding under the facility.

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

At July 1, 2006, the Company was in compliance with all applicable loan covenants under its senior notes and senior credit facility.

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

Components of net periodic benefit cost (income) for the three months ended July 2, 2005 and July 1, 2006 are as follows (amounts in thousands):

	Pension Benefits		Postretirement Insurance Benefits
	7/2/2005	7/1/2006	7/2/2005	7/1/2006
Service cost	$1,167	$1,631	$—	$—
Interest cost	2,499	2,530	54	40
Estimated return on plan assets	(2,872)	(2,857)	—	—
Amortization of prior service cost (gain)	120	119	(2,586)	(2,561)
Amortization of net loss	1,023	2,258	1,759	2,207

Net periodic benefit cost (income)	$1,937	$3,681	$(773)	$(314)

Components of net periodic benefit cost (income) for the nine months ended July 2, 2005 and July 1, 2006 are as follows (amounts in thousands):

	Pension Benefits		Postretirement Insurance Benefits
	7/2/2005	7/1/2006	7/2/2005	7/1/2006
Service cost	$3,511	$4,892	$—	$—
Interest cost	7,501	7,589	163	119
Estimated return on plan assets	(8,617)	(8,573)	—	—
Amortization of prior service cost (gain)	359	359	(7,760)	(7,684)
Amortization of net loss	3,069	6,775	5,277	6,623

Net periodic benefit cost (income)	$5,823	$11,042	$(2,320)	$(942)

During the first quarter of fiscal 2006, the Company changed its method of accounting for amortization of unrecognized net actuarial losses related to its postretirement medical plan accounted for in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company changed from recognizing amortization over the average period during which benefits are expected to be paid to a method recognizing the cost over the next year. The Company believes that the newly adopted expense recognition method is preferable in these circumstances as the change will allow amortization of the unrecognized net actuarial losses to be recognized on an accelerated basis which will approximate the recognition period for the unrecognized prior service cost (gain). Such change results in a more systematic and rational manner of recognizing net periodic benefit cost, particularly since the plan is now closed and all benefits are expected to be paid by 2010. The effect of the change was to increase the net loss by $0.6 million, or $.01 per diluted share, and $1.9 million, or $.04 per diluted share, for the three and nine-month periods ended July 1, 2006, respectively.

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

The compensation expense recorded in the three and nine-month periods ended July 1, 2006 that would not have been recognized had SFAS No. 123(r) been applied to the IPO stock grants issued in the quarter ended January 1, 2005 was approximately $0.4 million and $1.2 million, respectively.

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

The performance shares provide the participant the opportunity to earn a number of shares of the Company’s common stock at the end of a three-year performance cycle. The performance condition is based upon the Company’s profitability in relation to a defined peer group within the broiler industry as measured by an independent benchmarking company. The performance cycle will be shortened and a pro rata number of shares issued if a participant’s employment is terminated by reason of the participant’s death, disability or retirement prior to the end of the three-year period and the performance conditions have been met. If there is a change in control, then the performance conditions shall be deemed to have been met at the 100% level and the participant will receive a pro rata number of shares depending on the amount of time that has lapsed in the performance period.

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

The equity grants and awards are summarized as follows (share and dollar amounts in thousands):

	Grant Date	Shares	Fair Value	Stated Vesting Period
IPO stock grants	October 2004
Employees		705	$7,757	36 months
Directors		25	280	9 months

CIC stock grants	January 2005	356	4,863	48 months

Stock-settled SARS	January 2005	261	1,795	48 months
	November 2005	241	2,003	48 months

Performance Shares	January 2005	185	2,288	33 months
	November 2005	167	2,654	35 months

Director stock units	Quarterly	5	88	Various

Directors’ stock annual retainer	February 2006	19	280	—

Total		1,964	$22,008

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

Total share-based compensation expense was $1.1 million and $8.9 million for the three and nine-month periods ended July 2, 2005, respectively, and $1.1 million and $4.9 million for the three and nine-month periods ended July 1, 2006, respectively, and is reflected within distribution, general and administrative expense in the accompanying consolidated statements of operations.

A summary of the status of the Company’s nonvested stock grants is as follows (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at October 1, 2005	1,460	$11.11

Changes during period:
Granted	429	11.61
Vested	(107)	13.25
Forfeited	(19)	11.59

Outstanding at July 1, 2006	1,763	$11.10

At July 1, 2006, the total share-based compensation cost related to nonvested grants and awards not yet recognized is approximately $7.3 million. The weighted average period over which the remaining share-based compensation expense is to be recognized is approximately nineteen months.

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

The Company was sued by one of the Company’s hourly workers in the U.S. District Court for the Northern District of Alabama. The complaint sought injunctive relief and damages under the Fair Labor Standards Act (“FLSA”) and contended that the employee was not compensated appropriately for time spent donning and doffing certain clothing for his job. The case was settled on April 3, 2006 for an insignificant amount.

The Department of Labor has recently contacted many members of the U.S. poultry industry, including Gold Kist, who were included in a wage and hour audit initiated by the U.S. Department of Labor in 2000. The Department of Labor has been of the opinion that many poultry companies have not been accurately compensating employees for the time spent on such activities as donning and doffing work equipment. Following the recent Supreme Court decision in the IBP/Alvarez case, the Department of Labor has reasserted its audit concerns in this area. The Company has been reviewing its operations and pay practices to determine the appropriate response to the Department of Labor. Prior to being contacted by the Department of Labor, the Company designed plans which were implemented on May 1st to modify practices at its facilities to address concerns described in the IBP/Alvarez case and the Department of Labor audit. As of July 1, 2006, the Company has not reserved any amounts in this matter because a loss is not considered probable or estimable.

Gold Kist is a party to various other legal, environmental and administrative proceedings, which management believes constitute ordinary routine litigation incidental to the business conducted by Gold Kist. Potential liability with respect to such proceedings is either accrued or not expected to be significant.

11.	Income (Loss) Per Share

The net income for both the basic and diluted income per share computations was $44.4 million and $87.3 million for the three and nine months ended July 2, 2005, respectively, and a net loss of $7.3 million and $20.9 million for the three and nine months ended July 1, 2006, respectively. The following is a reconciliation of weighted average common shares – basic to weighted average common shares – diluted (share amounts in thousands).

	Three Months Ended		Nine Months Ended
	7/2/2005	7/1/2006	7/2/2005	7/1/2006
Weighted average common shares – basic	50,012	50,122	49,985	50,093
Dilutive impact of share-based compensation grants	796	—	617	—

Weighted average common shares - diluted	50,808	50,122	50,602	50,093

Due to the net loss for the three and nine months ended July 1, 2006, the basic shares are used for calculating both basic and diluted loss per share.

12.	Supplemental Combining Condensed Financial Statements (amounts in thousands)

The Company’s senior notes are jointly and severally guaranteed by the Company’s domestic subsidiaries, which are 100% owned by Gold Kist (the “Parent”), except for GK Insurance Inc., a wholly owned captive insurance company domiciled in the State of Vermont.

The following are the unaudited supplemental combining condensed balance sheets as of October 1, 2005 and July 1, 2006, the supplemental combining condensed statements of operations for the three and nine-month periods ended July 2, 2005 and July 1, 2006 and the supplemental combining condensed statements of cash flows for the nine-month periods ended July 2, 2005 and July 1, 2006. The only intercompany eliminations are the normal intercompany revenues, borrowings and investments in wholly owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries, which are 100% owned by the Parent, are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

Balance Sheet:

	As of October 1, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$150,331	$672	$2,558	—	$153,561
Receivables, net	125,200	13,147	36,161	$(49,119)	125,389
Inventories, net	233,415	266	—	—	233,681
Deferred income taxes, net, and other current assets	15,738	(683)	23,324	—	38,379

Total current assets	524,684	13,402	62,043	(49,119)	551,010
Investments	34,278	—	—	(23,531)	10,747
Property, plant and equipment, net	286,259	256	—	—	286,515
Deferred income taxes, net, and other assets	65,877	2,860	8,680	—	77,417

	$911,098	$16,518	$70,723	$(72,650)	$925,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,518	$—	$—	—	$1,518
Accounts payable	135,482	282	841	$(49,119)	87,486
Accrued compensation and related expenses	27,277	15	—	—	27,292
Accrued insurance costs	10,248	—	29,210	—	39,458
Other current liabilities	70,518	(782)	1,219	—	70,955

Total current liabilities	245,043	(485)	31,270	(49,119)	226,709
Long-term debt, less current maturities	143,714	—	—	—	143,714
Accrued postretirement benefit costs	58,411	—	—	—	58,411
Accrued insurance costs	—	—	32,600	—	32,600
Other liabilities	13,202	325	—	—	13,527

Total liabilities	460,370	(160)	63,870	(49,119)	474,961

Stockholders’ equity	450,728	16,678	6,853	(23,531)	450,728

	$911,098	$16,518	$70,723	$(72,650)	$925,689

Balance Sheet:

	As of July 1, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$91,809	$367	$3,378	—	$95,554
Receivables, net	102,154	14,567	47,781	$(62,009)	102,493
Inventories, net	226,906	433	—	—	227,339
Deferred income taxes, net, and other current assets	16,750	(681)	25,615	—	41,684

Total current assets	437,619	14,686	76,774	(62,009)	467,070
Investments	38,399	—	—	(27,580)	10,819
Property, plant and equipment, net	323,890	242	—	—	324,132
Deferred income taxes, net, and other assets	69,354	2,591	16,331	—	88,276

	$869,262	$17,519	$93,105	$(89,589)	$890,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$2,017	$—	$—	—	$2,017
Accounts payable	134,896	210	681	$(61,695)	74,092
Accrued compensation and related expenses	16,128	19	—	—	16,147
Accrued insurance costs	11,944	—	28,894	—	40,838
Other current liabilities	44,988	(377)	2,593	(314)	46,890

Total current liabilities	209,973	(148)	32,168	(62,009)	179,984
Long-term debt, less current maturities	142,127	—	—	—	142,127
Accrued postretirement benefit costs	67,688	—	—	—	67,688
Accrued insurance costs	—	—	50,699	—	50,699
Other liabilities	15,188	325	—	—	15,513

Total liabilities	434,976	177	82,867	(62,009)	456,011

Stockholders’ equity	434,286	17,342	10,238	(27,580)	434,286

	$869,262	$17,519	$93,105	$(89,589)	$890,297

Statement of Operations:

	Three Months (13 Weeks) Ended July 2, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$598,547	$989	$3,510	$(4,211)	$598,835
Cost of sales	496,624	920	3,707	(4,211)	497,040

Gross profit (loss)	101,923	69	(197)	—	101,795
Distribution, administrative and general expenses	28,599	234	19	—	28,852

Net operating income (loss)	73,324	(165)	(216)	—	72,943
Interest, income taxes and other, net	(28,911)	231	450	(300)	(28,530)

Net income (loss)	$44,413	$66	$234	$(300)	$44,413

Statement of Operations:

	Three Months (13 Weeks) Ended July 1, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$504,040	$1,277	$5,415	$(5,394)	$505,338
Cost of sales	489,156	1,174	6,025	(5,394)	490,961

Gross profit (loss)	14,884	103	(610)	—	14,377
Distribution, administrative and general expenses	26,578	62	27	—	26,667

Net operating income (loss)	(11,694)	41	(637)	—	(12,290)
Interest, income taxes and other, net	4,440	179	854	(437)	5,036

Net income (loss)	$(7,254)	$220	$217	$(437)	$(7,254)

Statement of Operations:

	Nine Months (39 Weeks) Ended July 2, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$1,720,702	$2,608	$10,555	$(12,263)	$1,721,602
Cost of sales	1,477,612	2,600	10,767	(12,263)	1,478,716

Gross profit (loss)	243,090	8	(212)	—	242,886
Distribution, administrative and general expenses	87,678	573	61	—	88,312

Net operating income (loss)	155,412	(565)	(273)	—	154,574
Interest, income taxes and other, net	(68,137)	660	1,158	(980)	(67,299)

Net income (loss)	$87,275	$95	$885	$(980)	$87,275

Statement of Operations:

	Nine Months (39 Weeks) Ended July 1, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$1,576,030	$3,633	$18,111	$(14,711)	$1,583,063
Cost of sales	1,534,836	3,277	15,739	(14,711)	1,539,141

Gross profit	41,194	356	2,372	—	43,922
Distribution, administrative and general expenses	78,381	121	69	—	78,571

Net operating income (loss)	(37,187)	235	2,303	—	(34,649)
Interest, income taxes and other, net	16,249	429	1,082	(4,049)	13,711

Net income (loss)	$(20,938)	$664	$3,385	$(4,049)	$(20,938)

Statement of Cash Flows:

	Nine Months (39 Weeks) Ended July 2, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$146,687	$(1,345)	$(6,007)	—	$139,335
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(61,412)	(5)	—	—	(61,417)
Other	8,524	1,545	—	—	10,069

Net cash provided by (used in) investing activities	(52,888)	1,540	—	—	(51,348)

Cash flows from financing activities:
Principal repayments of long-term debt	(95,736)	—	—	—	(95,736)
Patronage refunds and other equity paid in cash	(3,165)	—	—	—	(3,165)
Proceeds from initial public offering, net of expenses	138,859	—	—	—	138,859
Cash distributions to members and equity holders	(105,963)	—	—	—	(105,963)
Treasury stock acquired	(275)	—	—	—	(275)

Net cash used in financing activities	(66,280)	—	—	—	(66,280)

Net change in cash and cash equivalents	27,519	195	(6,007)	—	21,707
Cash and cash equivalents, beginning of period	166,430	313	8,546	—	175,289

Cash and cash equivalents, end of period	$193,949	$508	$2,539	—	$196,996

Statement of Cash Flows:

	Nine Months (39 Weeks) Ended July 1, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$16,616	$(569)	$820	—	$16,867
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(70,374)	(10)	—	—	(70,384)
Other	(2,014)	274	—	—	(1,740)

Net cash provided by (used in) investing activities	(72,388)	264	—	—	(72,124)

Cash flows from financing activities:
Principal repayments of long-term debt	(1,237)	—	—	—	(1,237)
Payment of deferred financing costs	(1,134)	—	—	—	(1,134)
Treasury stock acquired	(411)	—	—	—	(411)
Other	32	—	—	—	32

Net cash used in financing activities	(2,750)	—	—	—	(2,750)

Net change in cash and cash equivalents	(58,522)	(305)	820	—	(58,007)
Cash and cash equivalents, beginning of period	150,331	672	2,558	—	153,561

Cash and cash equivalents, end of period	$91,809	$367	$3,378	—	$95,554

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

We are focusing our growth efforts on value added products. The contracts for the sales of these products typically have longer terms than contracts for the sales of our minimally processed products and typically include elements of fixed pricing. As a result, we believe that increased sales of further-processed products will result in less volatility in the prices at which we sell our products. Sales of our value added products represented approximately 58.8% of our sales for the nine months ended July 1, 2006 as compared to approximately 52.0% for the fiscal year ended October 1, 2005.

According to the United States Department of Agriculture (“USDA”) World Agricultural Supply and Demand Estimates (“WASDE”), calendar 2005 U.S. broiler meat production was approximately 35.0 billion pounds, ready-to-cook weight, 3.8% above the 33.7 billion pounds produced in calendar 2004. The WASDE July estimate for calendar 2006 broiler meat production is 35.6 billion pounds, which is a 1.8% increase from calendar 2005 and a reduction from the June estimate of 35.8 billion pounds. This is the lowest estimated annual increase since 2003. The nominal increase is principally due to heavier bird weights. According to the USDA, the lower estimate is based on a lower level of chickens placed for growout and reduced placement of pullets into the hatching flock.

We announced in March 2006 that we were reducing broiler placements on a per head basis by 3.25%. The reduction was in place during the third quarter of fiscal 2006.

With the slower growth in broiler production overall, broiler prices have gradually strengthened in the latter part of the Company’s third fiscal quarter. According to the WASDE, tighter forecast supplies of broilers support higher broiler prices of 66¢—68¢ per pound, wholesale twelve city average, for the third calendar quarter. This is improved from an average of 61¢ per pound for the second calendar quarter of 2006, but below the 72¢ per pound average for the third calendar quarter of 2005.

Our export sales, which we define as sales other than to customers in the United States or Canada, were $81.3 million for the nine months ended July 1, 2006 compared to $95.8 million for the nine months ended July 2, 2005. The U.S. poultry industry historically has exported 15% to 20% of domestic production, principally dark meat products to Russia and other former Soviet Republics, Mexico, China and other countries in Asia. The Company’s poultry export sales have historically been less than 10% of net sales. However, any disruption in the export markets can significantly impact domestic broiler sales prices by creating excess domestic supply. Incidences of avian influenza in Asia, the Middle East and Eastern Europe have adversely impacted year-to-date export demand and contributed to an oversupply situation in the domestic market.

The cost of feed grains, primarily corn and soybean meal, averages approximately 55% to 60% of total live broiler production costs or approximately 30% to 35% of the Company’s cost of sales. Prices of feed grains fluctuate in response to worldwide supply and demand. Increased worldwide corn and soybean production favorably impacted feed ingredient costs in fiscal 2005 as compared to fiscal 2004. We expect feed ingredient costs in fiscal 2006 to be comparable to fiscal 2005 levels.

Energy costs represent a significant component of product and delivery costs as such costs affect transportation costs, costs to operate poultry facilities and packaging costs. Although the spikes in energy prices during the fourth quarter of fiscal 2005 due to the effects of Hurricanes Katrina and Rita have moderated, energy costs in the nine months ended July 1, 2006 were 17.4% higher than the nine months ended July 2, 2005. Energy costs in fiscal 2006 are expected to remain significantly above fiscal 2005 levels.

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

Avian Influenza

Gold Kist chickens are raised in enclosed poultry houses that protect our chickens from contact with wild birds and other animals. As part of comprehensive biosecurity and disease prevention measures, poultry producers do not permit unauthorized visitors on their farms and take other appropriate precautions designed to prevent cross contamination between farms. In addition, we participate in the National Chicken Council’s enhanced avian influenza (“AI”) testing program, which requires testing of every flock of chickens prior to processing. If a confirmed case of any strain of AI were to occur, additional biosecurity measures would be implemented immediately as directed by USDA and by federal and state public health officials. To prevent these chickens from entering the food markets, Gold Kist would dispose of any infected flocks humanely and in an environmentally safe manner in total compliance with all governmental regulations. Although there are currently no reported AI cases in commercial chicken in the United States and there has never been a reported outbreak of the H5N1 high pathogenic Asian strain of AI in the United States, confirmed cases in the U.S. commercial poultry industry could have an adverse effect on the supply of chicken, domestic and foreign product demand and sales prices for chicken products and our results of operations and financial position. See “Risk Factors – Outbreaks of livestock diseases, particularly an outbreak of avian influenza among humans, could adversely affect our business.”

References in this report to “fiscal 2006,” “fiscal 2005” and “fiscal 2004” refer to the Company’s fiscal years ending or ended September 30, 2006, October 1, 2005 and June 26, 2004, respectively. The third quarter of fiscal 2005 was from April 3, 2005 to July 2, 2005 and the third quarter of fiscal 2006 was from April 2, 2006 to July 1, 2006.

RESULTS OF OPERATIONS

The following table presents certain statements of operations items as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended		Fiscal Year Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006	Oct. 1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.0	97.2	85.9	97.2	86.1

Gross profit	17.0	2.8	14.1	2.8	13.9
Distribution, administrative and general expenses	4.8	5.2	5.0	5.0	4.9
Other expenses	—	—	.1	—	.1

Net operating income (loss)	12.2	(2.4)	9.0	(2.2)	8.9
Interest expense	(.9)	(.8)	(1.6)	(.7)	(1.7)
Other (expenses) income, net (including income taxes)	(3.9)	1.8	(2.3)	1.6	(2.3)

Net income (loss)	7.4%	(1.4)%	5.1%	(1.3)%	4.9%

Net Sales

Our net sales of $505.3 million for the quarter ended July 1, 2006 decreased 15.6% from $598.8 million for the quarter ended July 2, 2005. For the nine months ended July 1, 2006, net sales decreased 8.0% from $1.72 billion in the comparable period last year to $1.58 billion in the current year. The decrease in net sales was due primarily to a decline of 15.1% and 9.3% in average broiler sales prices for the quarter and nine months ended July 1, 2006, respectively, compared to the quarter and nine months ended July 2, 2005. An oversupply of broilers and competing meats were the principal factors leading to the decline of sales prices in the third fiscal quarter and nine months ended July 1, 2006 compared to the third fiscal quarter and nine months ended July 2, 2005. Average broiler sales prices for the third fiscal quarter ended July 1, 2006 were 3.3% lower than prices for the second fiscal quarter ended April 1, 2006. We believe concerns in export markets about avian influenza were the primary cause for reduced consumption in those markets, contributing to increased domestic supply and lower sales prices in the quarter and nine months ended July 1, 2006.

Our export sales of $81.3 million for the nine months ended July 1, 2006 were 15.1% lower than the fiscal 2005 comparable period, due to lower average prices and reduced shipments of dark meat products. Export sales were $21.8 million for the quarter ended July 1, 2006, a 43.0% decrease from $38.2 million for the quarter ended July 2, 2005 due principally to a reduction in pounds sold to Russia. Our export sales to Russia decreased 49.4% in pounds sold and 53.9% in dollar value from $45.0 million in the nine month period ended July 2, 2005 to $20.7 million in the nine month period ended July 1, 2006. A drop in consumption in export markets due to AI concerns and resistance to the higher prices during calendar 2005 have driven these reductions in pounds sold in the year-to-date fiscal 2006 period. The reduction was partially offset by a more than doubling of the pounds and dollar value of product sold to China in the nine months ended July 1, 2006 as compared to the nine months ended July 2, 2005. Selling prices of our principal export product, leg quarters, have improved during the latter part of the quarter ended July 1, 2006 as compared to the quarter ended April 1, 2006; however, it is not known whether this trend will continue.

Net Operating Income (Loss)

We had a net operating loss of $12.3 million and $34.6 million for the three and nine months ended July 1, 2006, respectively, compared to net operating income of $72.9 million and $154.6 million in the comparable periods in 2005. The decrease in net operating income in the nine month period ended July 1, 2006 as compared to the nine month period ended July 2, 2005 was due primarily to lower broiler selling prices and higher processing, energy and other production costs. Processing costs increased due to higher utilities, freight and packaging costs in the nine months ended July 1, 2006. In addition, grower pay increased 7.3% due to higher seasonal energy supplemental payments. Total feed costs for the nine months ended July 1, 2006 were slightly below the nine months ended July 2, 2005 due to a reduction in pounds produced in the third fiscal quarter and lower soybean meal ingredient costs. Average prices for corn and soybean meal for the nine months ended July 1, 2006 were 4.6% higher and 6.9% lower, respectively, than the comparable period in 2005.

The 9.6% decrease in distribution, administrative and general expenses during the nine months ended July 1, 2006 was due principally to the absence of cash incentive compensation accruals due to the net loss as compared to amounts accrued on the net income during the nine months ended July 2, 2005. In addition, noncash share-based compensation expense decreased from $8.9 million for the nine months ended July 2, 2005 to $4.9 million for the nine months ended July 1, 2006. This was due principally to the recognition of expense with respect to grants issued in January 2005 to recipients aged 55 or older and eligible for early retirement (see Note 9 of Notes to Consolidated Financial Statements).

Expenses of $1.4 million, principally advisory fees related to our conversion from a cooperative marketing association to a for-profit corporation, were incurred in the first quarter of fiscal 2005.

Other Income (Expenses)

Other expenses, net, totaled $1.2 million and $3.9 million for the three and nine months ended July 1, 2006, respectively, compared to $2.8 million and $20.4 million of expense for the comparable periods in 2005.

Interest and dividend income was $1.4 million and $4.3 million for the three and nine months ended July 1, 2006, respectively, compared to $1.1 million and $3.8 million for the comparable periods in 2005. These amounts were principally interest income from cash balances invested in short-term interest bearing instruments. Higher average interest rates during the fiscal 2006 periods resulted in the increase over the comparable periods in fiscal 2005, which was partially offset by the lower amounts invested.

Interest expense was $3.8 million and $12.1 million for the three and nine months ended July 1, 2006, respectively, compared to $5.1 million and $18.4 million for the comparable periods in 2005, a decrease of 24.3% and 34.1%, respectively. Lower average long-term debt balances and higher interest amounts capitalized into fixed asset projects during the three and nine months ended July 1, 2006 were the principal factors leading to the decrease in interest expense.

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

Miscellaneous, net was income of $1.2 million and $3.8 million for the three and nine months ended July 1, 2006, respectively, compared to $1.2 million and $4.2 million for the comparable periods in 2005. These amounts resulted principally from the income from a hog production joint venture of $1.5 million for the nine months ended July 1, 2006 as compared to $2.7 million for the nine months ended July 2, 2005. Lower hog market prices due to oversupply in the animal protein industry caused this decline.

Income Tax Expense (Benefit)

For the three and nine months ended July 1, 2006, our combined federal and state effective income tax rates used for purposes of calculating the tax benefit on the loss before income taxes were 46.3% and 45.7%, respectively. The income tax rates reflect income taxes at statutory rates adjusted principally for available tax credits, exempt interest income and the deductibility of state income taxes for federal tax purposes. Due to the net loss, these items resulted in a higher benefit rate as compared to the statutory rates. The income tax benefit for the nine months ended July 1, 2006 was also favorably impacted by the release of a tax contingency reserve of $0.9 million.

Other

The Company has initiated the implementation of a new Enterprise Resource Planning (“ERP”) system in order to better manage the growth and increasing complexity of our business and to enhance the effectiveness and efficiency of our accounting and manufacturing processes. Certain costs that are incurred in the procurement and development of this ERP system will be capitalized in accordance with SOP 98-1 (“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Capitalized costs to date include fees paid for the purchase of software, fees paid to third parties to customize the software during the application development stage, and payroll and payroll related costs for employees who are directly associated with and devote time to the software project and who are working on software development tasks such as design requirements, development, infrastructure and testing. General and administrative costs and overhead costs are not capitalized. As of July 1, 2006, total capitalized software project costs for the ERP system were approximately $2.8 million. The total project is projected to cost approximately $5.0 million. Amortization will be recorded on a straight-line basis over the system’s estimated useful life once the project is substantially complete and ready for its intended use, which is planned for the fourth quarter of fiscal year 2006 for the accounting/financial application and in fiscal 2007 for the manufacturing application.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow provided from our operations and our senior credit facility. In fiscal 2005, the Company repaid $158.3 million in long-term debt and achieved a “negative net debt” position whereby our cash and cash equivalent balances exceeded outstanding long-term debt ($153.6 million in cash and cash equivalents versus $145.2 million in total long-term debt, including current maturities, as of October 1, 2005). We repaid approximately $70 million of the $200 million principal amount of our senior notes with a portion of the proceeds from the Company’s initial public offering completed in October 2004 with the other debt payments made from cash provided by operating activities in fiscal 2005. As of July 1, 2006, cash and cash equivalents declined from $153.6 million at October 1, 2005 to $95.6 million resulting in a net debt position of $48.5 million ($144.1 million in total long-term debt, including current maturities, less the $95.6 million in cash and cash equivalents). This compares to a net debt position of $10.7 million as of the end of the third quarter in fiscal 2005. The decline in cash and cash equivalents was principally due to operating losses and capital expenditures.

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

As of July 1, 2006, we had approximately $183.2 million available for borrowing and $66.8 million of letters of credit outstanding under the facility. We were in compliance with all applicable loan covenants under our senior notes and senior credit facility at July 1, 2006.

For the nine months ended July 1, 2006, cash provided by operating activities was $16.9 million, compared to cash provided by operating activities of $139.3 million for the nine months ended July 2, 2005. The net loss of $20.9 million for the nine months ended July 1, 2006 as compared to the net income of $87.3 million for the nine months ended July 2, 2005 was the principal factor for the $122.5 million decrease in cash provided by operating activities. Noncash expenses and reduced levels of receivables and inventories due to lower values, improved turnover and inventory management provided $78.4 million in operating cash flow for the nine months ended July 1, 2006. This more than offset the fiscal 2006 net loss for such nine-month period, the reduction in income taxes payable due to tax payments on fiscal 2005 earnings and the tax benefit of the loss for the first nine months of fiscal 2006, and other changes totaling $61.5 million resulting in the positive cash flow from operating activities of $16.9 million for the nine months ended July 1, 2006.

Net cash used in investing activities for the first nine months of fiscal 2006 was $72.1 million compared to $51.3 million for the comparable period in 2005. The $20.8 million increase in net cash used in investing activities was due to higher capital expenditures for the nine months ended July 1, 2006 as compared to the comparable period in 2005. We expect capital expenditures to approximate $95.0 million during fiscal 2006. This includes expenditures for expansion of further processing capacity, technological advances in our poultry production and processing operations and expanded chill pack capacity. In addition, capital expenditures include other asset improvements and necessary replacements. Management plans to fund fiscal 2006 capital expenditures and related working capital needs with existing cash balances and cash expected to be provided from operations or borrowings from our senior credit facility.

Cash used in financing activities for the nine months ended July 1, 2006 was $2.8 million compared to $66.3 million for the comparable period in 2005. The cash used in financing activities in the nine months ended July 2, 2005 reflects the initial public offering transaction, the disbursement of proceeds to former members and equity holders and the repayment of debt, principally repayment of $70.0 million of the senior notes. At July 1, 2006, the Company had cash of $83.4 million invested in short term interest-bearing instruments out of the total cash and cash equivalents of $95.6 million.

Working capital and stockholders’ equity were $287.1 million and $434.3 million, respectively, at July 1, 2006 as compared to $324.3 million and $450.7 million, respectively, at October 1, 2005. The decrease in working capital was due to the lower carrying values of current assets and the cash used to fund operating losses and capital expenditures partially offset by lower levels of current liabilities. The decrease in stockholders’ equity reflected the net loss for the nine months ended July 1, 2006.

It is expected that a higher discount rate assumption will be selected during our annual actuarial review of postretirement benefit plans. This higher discount rate should result in a decrease of the accrued postretirement benefit plans liability for the year ending September 30, 2006 as compared to the year ended October 1, 2005. Other actuarial gains and losses will also affect the accrued postretirement benefit plans liability for the year ending September 30, 2006.

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

Contractual Obligations

Obligations under long-term debt, non-cancelable operating leases, feed ingredient and energy purchase commitments and construction contracts at July 1, 2006 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Debt obligations:
Principal payments (a)	$144.1	$2.0	$6.4	$2.2	$133.5
Interest payments (b)	118.1	15.2	29.7	29.0	44.2
Operating leases (c)	57.1	16.2	26.5	12.6	1.8
Feed ingredient and energy purchase commitments (d)	104.2	104.2	—	—	—
Construction contracts (e)	16.5	16.5	—	—	—

Total	$440.0	$154.1	$62.6	$43.8	$179.5

(a)	Excludes $66.8 million in total letters of credit outstanding related to normal business transactions.
(b)	Interest payments include amounts for fixed rate debt as outlined in Note 7 of Notes to Consolidated Financial Statements based on the expected payment dates.
(c)	Operating lease commitments as of October 1, 2005. There have not been significant changes during the nine months ended July 1, 2006.
(d)	Feed ingredient purchase commitments include both priced and unpriced contracts in the ordinary course of business. Unpriced feed ingredient commitments are priced at market as of July 1, 2006 for the month of delivery. Energy purchase commitments are priced at the contract amount.

(e)	Represents unexpended amounts on construction and related contracts.
(f)	We committed to invest in a joint venture with Archer-Daniels-Midland Company (ADM) for the ownership and operation of certain grain elevators. Our initial investment for a fifty percent (50%) interest in the joint venture of $5.1 million was made on August 1, 2006. We expect to make capital expenditures in fiscal 2007 to upgrade certain of our facilities in connection with the joint venture.
(g)	We contract with broiler, breeder, pullet, layer, hog and nursery pig producers. Although these contracts are subject to acceptable grower performance on a flock-to-flock or herd-to-herd basis, the contracts contemplate grow out activity to continue through the periods covered by the grower contracts. Annual grower pay has averaged approximately $240.0 million per year over the past two fiscal years with the actual amounts determined by relative performance and other factors. Grower payments have not been included in the contractual obligations table due to the inherent uncertainty of the future amounts.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended July 1, 2006.

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

New Accounting Pronouncements

In October 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA allows for a federal income tax deduction for a percentage of income generated from certain domestic production activities. The Company’s production activities will qualify for the deduction. Based on the effective date of the AJCA, the Company was eligible for this deduction in the first quarter of fiscal 2006. Additionally, in December 2004, the FASB issued FASB Staff Position 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1, which was effective upon issuance, states the deduction under this provision of the AJCA should be accounted for as a special deduction in accordance with SFAS 109. The Company’s benefit is not significant for the first nine months of fiscal 2006 due to the net loss for the period.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits or liabilities of tax return positions in a company’s financial statements. The Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company has not yet determined the impact of this pronouncement, however, the Company will begin to assess its tax return positions in order to apply the provisions of the new Interpretation in its 2008 fiscal year beginning September 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market Risk

Our principal market risks are exposure to changes in broiler and commodity prices and interest rates on borrowings. Although we have international sales and related accounts receivable from foreign customers, there is no foreign currency exchange risk, as all sales are denominated in U.S. dollars.

Commodities Risk

We are a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. We use commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices. In addition, we enter into forward purchase contracts to ensure a sufficient supply of our feed ingredient inventories. Feed ingredient futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value on these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. Terms of our senior credit facility limit the use of forward purchase contracts and commodities futures and options transactions. As of July 1, 2006, the notional amounts and fair value of our outstanding commodity futures and options positions were not material.

Feed ingredient purchase commitments for corn and soybean meal in the ordinary course of business were $101.5 million at July 1, 2006. These commitments include both priced and unpriced contracts. Unpriced feed ingredient commitments are valued at market for the month of delivery as of July 1, 2006.

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

The Department of Labor has recently contacted many members of the U.S. poultry industry, including Gold Kist, who were included in a wage and hour audit initiated by the U.S. Department of Labor in 2000. The Department of Labor has been of the opinion that many poultry companies have not been accurately compensating employees for the time spent on such activities as donning and doffing work equipment. Following the recent Supreme Court decision in the IBP/Alvarez case, the Department of Labor has reasserted its audit concerns in this area. We have been reviewing our operations and pay practices to determine the appropriate response to the Department of Labor. Prior to being contacted by the Department of Labor, we designed plans which were implemented on May 1st to modify practices at our facilities to address concerns described in the IBP/Alvarez case and the Department of Labor audit. As of July 1, 2006, we have not reserved any amounts in this matter because we do not believe a loss is considered probable or estimable.

ITEM 1A. RISK FACTORS

Industry cyclicality, especially fluctuations in the supply of broiler products, affects the prevailing market price of broiler products, our sales and our earnings.

Profitability in the broiler industry is materially affected by the prevailing price of broiler products, which is primarily determined by supply and demand factors in the market. In recent years, the profitability of companies in the broiler industry has been adversely affected from time to time by excess supplies of broiler products in the market. As a result of the efficiencies in the U.S. broiler market, even modest increases in the broiler supply in the United States can significantly decrease the market prices at which we can sell our broiler products. Such increases in domestic supply can arise, and have occurred in late fiscal 2005 and in fiscal 2006 as a result of unanticipated decreases in export demand, among other reasons. Given the perishable nature of broiler products, we are unable to manage inventories to address any short-term changes in market prices. As a result, from time to time we are forced to sell our broiler products at a loss. Because we sell a relatively small percentage of our products under fixed-price contracts, increases in the overall supply of broiler products and any related decrease in broiler prices adversely affect our operating results. This has resulted and will continue to result in fluctuations in our earnings. Market prices for broiler products reached their highest levels since 1999 during our 2004 fiscal year, but declined during fiscal 2005 and the nine months ended July 1, 2006.

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

These risks are particularly acute if an outbreak of a livestock disease, such as avian influenza, were to occur among humans. Although avian influenza is not spread through the consumption of chicken, increased media attention regarding the risks of avian influenza or consumer panic in the event of a serious outbreak of avian influenza among humans could result in reduced demand for our products. In fact, avian influenza that has occurred internationally in 2005 and 2006 has caused demand for exports to affected countries to decrease. In addition, the risk of an avian influenza outbreak or pandemic flu among humans or the perceived risk of such an outbreak could result in aggressive action by the governments of the United States and the countries to which we export our products to limit the spread of such an outbreak. Government action in response to an avian influenza outbreak among humans could adversely affect our ability to export our products and impose burdensome regulations on our operations or those of our contract growers, which would in turn increase our costs of doing business.

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

We are an exporter to Russia, Eastern Europe, Commonwealth of Independent States, Asia, the Pacific Rim, the Middle East, Africa, South and Central America, Mexico and the Caribbean Islands. Any decrease in exports to foreign countries based on embargos, decreased demand, oversupply of broiler products or competing products or bans on exported chicken may have an adverse effect on our ability to export chicken and other products. Such occurrences would also likely increase the supply of broilers and competing products in the United States, which would likely result in lower prices for broiler products and could adversely affect our business. For example, in 2002 and 2003, export sales to Russia declined due to an embargo on certain imported meats, leading to a domestic oversupply and a decrease in the market price of chicken. Russia has implemented import quotas on chicken and other meats that reduce U.S. broiler imports to approximately 70% of 2002 levels. In addition, for several months in 2004, China, Japan and several smaller chicken importing countries banned all imports of broiler products from the United States due to several chickens in Delaware and Texas testing positive for avian influenza. Also as a result of this event, Russia and Hong Kong banned the import of broiler products from Delaware and Texas for a period of time. In 2005 and 2006, concerns regarding avian influenza have decreased export demand in many of the countries to which we export our products. Any implementation of similar bans in the future or the implementation of quotas or other import restrictions would adversely affect our domestic and export sales and our results of operations.

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

We are implementing a new ERP system that includes accounting, material resource planning (MRP), production planning, inventory management and certain other functions. This is a complex, multi-step implementation. If there are problems with the implementation, there could be significant disruption in plant processes causing inefficient production, delays in financial reporting and Sarbanes-Oxley 404 compliance issues, which could adversely affect our operating results.

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

Sales to our top ten customers represented approximately 46.6% of our net sales during the third fiscal quarter ended July 1, 2006 and during such period, approximately 14.9% of our net sales were to our largest customer. We do not have long-term contracts with any of our major customers and, as a result, any of our major customers could significantly decrease or cease their business with us with limited or no notice. If we lost one or more of our major customers, or if one or more of our major customers significantly decreased its purchases from us, our business, sales and results of operations could be materially and adversely affected.

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

The Department of Labor has recently contacted many members of the U.S. poultry industry, including Gold Kist, who were included in a wage and hour audit initiated by the U.S. Department of Labor in 2000. The Department of Labor has been of the opinion that many poultry companies have not been accurately compensating employees for the time spent on such activities as donning and doffing work equipment. Following the recent Supreme Court decision in the IBP/Alvarez case, the Department of Labor has reasserted its audit concerns in this area. We have been reviewing our operations and pay practices to determine the appropriate response to the Department of Labor. Prior to being contacted by the Department of Labor, we designed plans which were implemented on May 1st to modify practices at our facilities to address concerns described in the IBP/Alvarez case and the Department of Labor audit. As of July 1, 2006, we have not reserved any amounts in this matter because we do not believe a loss is considered probable or estimable.

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

Our transportation costs are a material portion of the cost of our products. We primarily ship our products and receive our inputs via truck and rail and rely on third party transportation companies for the delivery of most of our products and inputs. The costs associated with the transportation of our products and inputs fluctuate with the price of fuel, the costs to our transportation providers of labor and the capacity of our transportation sources. Increases in costs of transportation have and could in the future negatively affect our profitability.

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

As of July 1, 2006, we had approximately 16,500 employees, approximately 2,500 of which are covered by collective bargaining agreements and approximately 575 of which are members of labor unions. We may be unable to maintain good relationships with these labor unions or to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. If we fail to maintain good relationships with our employees generally or with such labor unions or fail to negotiate satisfactory collective bargaining agreements, or if non-unionized operations were to become unionized, we could face labor strikes or work stoppages or other activity that could adversely affect our business and operations.

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

ITEM 6. EXHIBITS

Exhibits

Designation of Exhibit in This Report	Description of Exhibit
31	Section 302, Sarbanes- Oxley Act, Certifications.

32*	Section 906, Sarbanes- Oxley Act, Certifications.

*	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD KIST INC.
(Registrant)

Date August 9, 2006	/s/ John Bekkers
John Bekkers
Chief Executive Officer
(Principal Executive Officer)

Date August 9, 2006	/s/ Stephen O. West
Stephen O. West
Chief Financial Officer, Vice President
(Principal Financial Officer)