Form 10-K
period 2006-09-30
Gold Kist Inc.
filed 2006-12-14
CIK 1292215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-50925

GOLD KIST INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1163666
(State of Incorporation)	(I.R.S. Employer Identification No.)

244 Perimeter Center Parkway, N. E. Atlanta, Georgia 30346	(770) 393-5000
(Address of principal executive offices)	(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $0.01 par value (including rights to purchase shares of common stock or Series A Junior Participating Preferred Stock)

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of March 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of $12.64 on March 31, 2006) was $634,413,115. There were 51,024,977 shares of voting common stock, par value of $0.01 per share, outstanding at December 11, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III thereof.

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

Any forward-looking statements in this report are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. However, events may occur in the future that we are unable to accurately predict or over which we have no control. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. You are therefore cautioned not to place undue reliance on such forward-looking statements. We do not intend to update any forward-looking statements contained in this report. When considering our forward-looking statements, also keep in mind the risk factors and other cautionary statements in this report.

PART I

Item 1. Business.

Overview

We are the third largest integrated broiler company in the United States, accounting for over 9% of chicken, or broiler, meat produced in the United States in 2005. In addition, we believe we are the largest producer in terms of dollar volume of private label broiler products in the United States. We operate a fully-integrated broiler production, processing and marketing business. Our broiler production operations include nine broiler complexes located in Alabama, Florida, Georgia, North Carolina and South Carolina. Each complex operates in a different geographic region and includes pullet (young hens less than 26 weeks old grown as replacement hens for breeding) and breeder (hatching egg) flocks, broiler flocks, one or more hatcheries, one or more feed mills and one or more poultry processing plants. Three complexes also have rendering plants to process by-products.

For the fiscal year ended September 30, 2006, we produced and marketed approximately 3.3 billion pounds of ready-to-cook broiler products. Our broiler products include whole broilers, cut-up broilers, segregated broiler parts and further-processed products packaged in various forms, including fresh bulk ice pack, chill pack and frozen. We sell our products to over 3,000 customers in the retail, industrial, foodservice and export markets. Our registered trademarks include the Gold Kist Farms, Young ‘n Tender, Early Bird, Medallion, Big Value and McEver’s brands. We are focusing our growth efforts on value added products, which include our further-processed products. Sales of our value added products represented approximately 59.2% of our sales in fiscal 2006. For the year ended September 30, 2006, our business generated total net sales of approximately $2.1 billion, a net operating loss of approximately $27.5 million and a net loss of approximately $17.8.

Transaction with Pilgrim’s Pride Corporation

On December 3, 2006, the Company, Pilgrim’s Pride Corporation (“Pilgrim”) and Protein Acquisition Corporation, a wholly-owned subsidiary of Pilgrim (“Protein”), entered into a definitive Merger Agreement. As previously announced, on September 29, 2006, Protein commenced a tender offer (the “Pending Offer”) to purchase all of the issued and outstanding shares of common stock, par value $0.01 per share, including the associated Series A Junior Participating Preferred Stock Purchase Rights (collectively, the “Company Common Stock”), for a price of $20.00 per share of Company Common Stock, net to the seller in cash, subject to certain terms and conditions. The Merger Agreement provides that Protein will amend the Pending Offer to provide for the purchase of all of the issued and outstanding shares of Company Common Stock for a price of $21.00 per share of Company Common Stock, net to the seller in cash. If Protein accepts for payment and pays for the shares of the Company pursuant to the Pending Offer and under the terms of the Merger Agreement, the Company will become a wholly-owned subsidiary of Pilgrim pursuant to a merger of Protein with and into the Company (the “Merger”).

Our Board of Directors has unanimously approved the Merger Agreement and has recommended that the Company’s stockholders tender their shares to Protein pursuant to the Pending Offer. The recommendations of the Board of Directors are discussed in detail and included in an amended Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC. This document can be obtained without charge at www.sec.gov and www.goldkist.com. Our stockholders should read this filing as it contains important information about the Pending Offer and our Board’s recommendation. The Pending Offer will expire on December 27, 2006, unless otherwise extended by Pilgrim.

Based on the estimated number of shares of Company Common Stock outstanding as of the date of the Merger Agreement, the total cash value of the transaction is approximately $1.1 billion, plus the assumption of approximately $144 million of the Company’s debt.

The obligations of Pilgrim and Protein to close the Pending Offer and the Merger are subject to a number of conditions contained in the Merger Agreement, including, but not limited to: Pilgrim having available to it proceeds of financings that are sufficient to consummate the Pending Offer and there shall have been validly tendered and not withdrawn such number of shares of Company Common Stock that would constitute at least a majority of the shares of Company Common Stock outstanding immediately prior to the expiration of the Pending Offer.

Industry

General

Prior to 1960, the U.S. poultry industry was highly fragmented with numerous small, independent breeders, growers and processors. The industry has consolidated during the last 40 years, resulting in a relatively small number of larger, vertically integrated companies. In general, vertical integration of the U.S. poultry industry has led to increased operating cost efficiencies at each stage of the production process. We believe these cost efficiencies have had an adverse effect on less vertically integrated poultry producers, as they have been unable to realize the synergies benefiting their more integrated competitors.

U.S. Market Fundamentals

Broiler products currently are the most consumed meat in the United States, primarily due to growth in broiler consumption in the 1980s and 1990s. Such growth was primarily due to chicken’s distinctive attributes, including consistent quality, high versatility and perceived health benefits, which helped broiler meat gain a competitive edge over red meats and increase market share relative to beef and pork.

Increased exports were also a key factor in the increased demand for chicken during recent decades. Broiler meat exports experienced an eight-fold increase from 1980 to 2000 and proved to be an important outlet for chicken parts that are not as popular in the U.S., specifically dark meat. Major export markets for U.S. broilers include Russia and other former Soviet republics, Hong Kong, China, Mexico, Japan and Canada. The U.S. poultry industry historically has exported approximately 15% to 20% of domestic production, principally dark meat products.

Industry Profitability

Profitability in the broiler industry is materially affected by the prices of feed ingredients and other processing costs and the prevailing market prices of broiler products. Market prices of broiler products are materially affected by the supply of broilers. As a result of the above, the broiler industry is subject to cyclical earnings fluctuations. For example, feed ingredient costs are dependent on a number of factors unrelated to the broiler industry. Small movements in feed ingredient costs may result in large changes in industry profits from fresh broiler products. By comparison, feed costs are typically lower as a percentage of total costs in further-processed and prepared broiler products. As a result, increased sales of further-processed and prepared broiler products, as a percentage of total sales, by broiler producers should reduce to some extent the sensitivity of earnings to feed ingredient cost movements.

Chicken Products versus Other Meat Proteins

From 1980 to 2006, annual per capita consumption of chicken products in the United States had a compound annual growth rate of approximately 2.4%, while annual per capita consumption of beef had a compound annual growth rate of approximately negative 0.7%, and annual per capita consumption of pork had a compound annual growth rate of approximately negative 0.4%. The following chart illustrates, for the periods indicated, compound annual growth rate of per capita consumption in pounds of chicken in the United States relative to beef and pork.

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

According to the National Chicken Council, an industry trade association, U.S. production of further-processed chicken products will increase from approximately 6.3 billion ready-to-cook pounds in 1992 to an estimated 16.9 billion ready-to-cook pounds in 2006. This product group is the fastest growing product group in the U.S. chicken industry, and the National Chicken Council estimates that the market share of this product group will increase from 30.0% of U.S. chicken production in 1992 to approximately 47% of such production in 2006.

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

Chicken’s taste is well suited for marinating and makes broiler meat compatible with almost any kind of seasoning, sauce, taste-enhancer or flavor-modifier. In addition, chicken’s unique texture allows for considerable flexibility in the form of the final product. Furthermore, chicken cooks faster and more easily than beef and, especially, pork. We believe these distinctive characteristics have helped chicken gain a competitive advantage in terms of delivering innovative products in tune with consumers’ needs and expectations. Value-added and inventive chicken offerings include convenience-enhanced products, such as ready-to-eat and ready-to-cook entrees; flavor-improved items, such as marinated dishes; breaded products, such as nuggets, chicken fingers and popcorn chicken; and Buffalo wings and patties.

General

Gold Kist, a Delaware corporation, is headquartered in Atlanta, Georgia. On October 13, 2004, we converted from a cooperative marketing association to a for-profit business corporation and completed our initial public offering of common stock. A substantial number of our former agricultural cooperative members continue to be contract growers for us.

Broiler Production

We are a vertically-integrated producer of fresh, frozen and further processed broiler products. Our broiler operation is organized into several divisions, each encompassing one or more of our broiler complexes. Each broiler complex operates within a separate geographical area and includes within that area broiler flocks, pullet and breeder (hatching egg) flocks, one or more hatcheries, one or more feed mills, poultry processing plant(s), management and accounting office(s) and transportation facilities. Through these complexes, we control the production of hatching eggs, hatching, feed manufacturing, growing, processing and packaging of our product lines.

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

Growout

We place our chicks on growout farms, farms where broilers are grown to an age of approximately six to eight weeks. The farms provide us with sufficient housing capacity for our operations and are typically grower-owned farms operated under contract with us. The grower provides the housing and the growout equipment, such as feeders, waterers and brooders, as well as water, electricity, fuel, litter, management and labor. We provide the chicks, feed, necessary medication and technical advice and supervision to the growers. Our growers are compensated pursuant to an incentive formula designed to promote production cost efficiency. In addition, bonuses can be earned through lower mortality rates, the rate at which the broilers convert feed into body weight, or feed conversion rate, and/or through higher than average bird acceptance before processing. Conversely, payments to growers who perform worse than their peers on these measures are discounted.

Feed Mills

An important factor in the growout of broilers is the feed conversion rate. Principal raw materials used by us for the production of poultry include agricultural commodities such as corn and soybean meal utilized as feed ingredients. The quality and composition of the feed are critical to the conversion rate, and accordingly, we formulate and produce our own feed.

Feed grains are commodities subject to volatile price changes caused by demand, weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. Generally, we purchase our corn and other feed supplies at current prices from domestic suppliers, principally in the midwestern United States. Feed grains are available from an adequate number of sources. Although we have not experienced, and do not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains will likely have a direct and material effect upon our profitability. The availability of feed ingredients at reasonable prices has been generally favorable for us because of the increased stocks of such commodities generated by large domestic crops in the last five years, although prices for such commodities increased in fiscal 2003 due to reduced domestic production and have increased recently. Soybean meal prices further significantly increased in fiscal 2004 due to stronger worldwide demand and reduced U.S. crops due to weather problems in grain producing areas. Increased worldwide corn and soybean production favorably impacted feed ingredient costs in fiscal 2005. Our average feed ingredient costs were slightly lower in fiscal 2006 than fiscal 2005 principally due to lower soybean meal prices. Since the end of fiscal 2006, prices for corn and soybean meal have increased. Although we sometimes purchase grains in forward markets, such purchases do not eliminate the potentially adverse effect of feed grain price increases.

Processing

Once the chickens reach processing weight, they are transported to our processing plants. These plants use modern, highly automated equipment to process and package the broilers. We also have the capability to produce further-processed products at some of our processing facilities.

Other Businesses

While 99% of our revenues for fiscal year 2006 were derived from our broiler production operations, we also have several smaller operations which account for approximately 1% of our total net revenue in which we do business through subsidiaries and partnerships. Our pork group coordinates the production and marketing of hogs raised by contract growers in Alabama, Georgia and Mississippi. Our other operations include a captive insurance company to provide coverage for the retained losses within the deductibles of our auto liability, general liability and workers’ compensation coverage, an interest in a partnership that owns our headquarters building, a design, fabrication and installation firm primarily serving customers in the meat, poultry, chemical and wood products businesses with a focus on wastewater treatment systems and an ownership interest in a joint venture limited liability company that owns three grain elevators in Illinois and Indiana.

Products

We produce an extensive line of chicken products as required by each of our customers in their respective markets. We have launched new and innovative value-added and further-processed products in close coordination with our retail and foodservice customers.

The following table lists our chicken products:

Fresh, Frozen and Minimally Processed	Value Added	Further-Processed

• Fresh whole • Boneless • Leg quarters • Frozen • Other parts	• Further-processed products • Portion controlled products • Marinated products • Chill pack products • Mechanically separated chicken	• Fully-cooked products • Par-fried products • Individually quick frozen parts

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

Retail Customers

We are a major supplier to all but one of the top ten U.S. food retailers, as measured by fiscal 2006 sales. Our strengths in the retail market include our ability to serve any size customer, our southeastern U.S. location, which gives us access to a large portion of the U.S. population, and our ability to closely coordinate with our retail customers through our state-of-the-art warehouse management and inventory control system in Guntersville, Alabama.

Our retail products are sold to our customers under the Gold Kist Farms brand name and under the private labels of certain U.S. supermarkets and other customers. Our retail sales consist principally of fresh and frozen whole and cut-up products, deboned products and further-processed products under the Gold Kist Farms, Medallion, Big Value, Early Bird and McEver’s brand names.

Foodservice Customers

We are a major supplier to most major quick serve restaurant chains. We provide a full line of fresh, frozen, partially- and fully-cooked products to meet the varied needs of our foodservice customers from quick serve restaurant chains to full service restaurants. We also sell our products to a diversified base of foodservice distributors and end-use customers, including the USDA School Lunch Program.

Industrial Customers

We are a major supplier to companies that further process chicken or use chicken as an ingredient in prepared meals. We believe our strengths in this “industrial” market include the breadth of our product line and our willingness to conduct research and development tailored to meet our customers’ specific needs.

Export Customers

We also export broiler products to Russia, Eastern Europe, Commonwealth of Independent States, Asia, the Pacific Rim, the Middle East, Africa, South and Central America, Mexico and the Caribbean Islands. Our product sales managers maintain sales networks overseas through contacts with independent dealers and customers. Our line of products for our export customers includes leg quarters, thighs, drum portions, large and jumbo paws, whole wings, mid-joints and tips, flippers/tips, drumettes, whole frozen chickens (with or without giblets), boneless items and cut-up chicken. Our export sales, which we define as sales other than to customers in the United States or Canada, were $113.2 million in fiscal 2006, $137.6 million in fiscal 2005 and $99.2 million in fiscal year 2004.

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

In export poultry sales, we face competition from other major U.S. producers as well as companies in France, China, Thailand and Brazil. Tariff and non-tariff barriers to U.S. poultry established by the European Community, or EC, since 1962 have virtually excluded us and other U.S. poultry exporters from the EEC market. In addition, EEC exporters are aided in price competition with U.S. exporters in certain markets by subsidies from their governments. Continued restrictions placed by Russian authorities on the export of U.S. poultry to Russia beginning in March 2002 adversely impacted the export sales of domestic suppliers into fiscal 2003. In December 2003, Russia implemented import quotas on chicken and other meats that reduced U.S. broiler imports to approximately 70% of 2002 levels.

While the extent of the impacts of the elimination of tariffs and various bans and embargos are uncertain, we believe we are uniquely positioned to limit our relative exposure to fluctuating markets for two reasons. First, we have extensive export operations, yet we export proportionately fewer products than the industry overall. We exported approximately 12.1% by weight of our products in fiscal year 2006, while the industry as a whole exports approximately 15% to 20% by weight of its products. Second, our large size allows us to participate selectively in many international markets in order to limit exposure to any specific export market fluctuation.

Regulation and Environmental Matters

The poultry industry is subject to government regulation, particularly in the health and environmental areas, including provisions relating to the discharge of materials into the environment, by the United States Department of Agriculture, or the USDA, the Food and Drug Administration, or the FDA, and the Environmental Protection Agency, or the EPA, in the United States and by similar governmental agencies in foreign countries to which we export our products. Our chicken processing facilities in the United States are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the United States.

Processing plants, such as those we operate, and other current or former Company operations are potential sources of emissions into the atmosphere and, in some cases, of effluent emissions into streams and rivers. On January 29, 1992, the EPA sent General Notice Letters designating us and several other companies as potentially responsible parties, or PRP’s, for alleged environmental contamination at an Albany, Georgia site we previously owned. We have responded to the General Notice Letter denying liability for the contamination. We are unable to estimate at this time our cost of compliance, if any, to be required for the location. We believe that our potential cost of compliance would not have a material effect on our financial condition or results of operations.

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

Avian Influenza

There has been much media attention within the past year regarding avian influenza that has occurred in certain parts of Asia, Europe and Africa. The version of avian influenza that has received the media attention is the H5N1 highly pathogenic Asian strain. There are currently no reported avian influenza cases in commercial chicken in the United States, and the United States has never had an outbreak of the H5N1 highly pathogenic Asian strain. There have been occurrences of low pathogenic avian influenza in the United States in the past, but none of such low pathogenic avian influenza strains is known to cause human illness.

Gold Kist chickens are raised in enclosed poultry houses that protect our chickens from contact with wild birds and other animals. As part of comprehensive biosecurity and disease prevention measures, poultry producers do not permit unauthorized visitors on their farms and take other appropriate precautions designed to prevent cross contamination between farms. If a confirmed case of any strain of avian influenza were to occur, additional biosecurity measures would be implemented immediately as directed by USDA and by federal and state public health officials. To prevent these chickens from entering the food markets, Gold Kist would dispose of any infected flocks humanely and in an environmentally safe manner in total compliance with all governmental regulations. See “Risk Factors – Outbreaks of livestock diseases, particularly an outbreak of avian influenza among humans, could adversely affect our business.”

Employees

As of September 30, 2006, we had approximately 16,800 full-time employees. Our processing facilities operate year round without significant seasonal fluctuations in labor requirements. We have approximately 2,600 employees who are covered by collective bargaining agreements and approximately 385 employees who are members of unions. In our Live Oak, Florida processing plant, 200 employees are members of the United Food & Commercial Workers Union under a collective bargaining agreement that expires April 1, 2007. In our Athens, Georgia processing plant, 135 employees are members of the United Food & Commercial Workers Union with a current collective bargaining agreement expiring in October 2007. In our Carrollton, Georgia processing plant, 15 employees are members of the Bakery, Confectionary, Tobacco and Grain Millers Union with a current collective bargaining agreement expiring in September 2008. In our Guntersville, Alabama feed hauling facility, 35 employees are members of the International Brotherhood of Teamsters union with a current collective bargaining agreement expiring in December 2008. In our Tuscumbia, Alabama feed hauling facility, 32 employees are represented by the International Brotherhood of Teamsters union as a result of an election in November 2006. We are currently negotiating a contract with such union. We consider our employee relations to be generally satisfactory.

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

Profitability in the broiler industry is materially affected by the prevailing price of broiler products, which is primarily determined by supply and demand factors in the market. In recent years, including fiscal 2006, the profitability of companies in the broiler industry has been adversely affected from time to time by excess supplies of broiler products in the market. As a result of the efficiencies in the U.S. broiler market, even modest increases in the broiler supply in the United States can significantly decrease the market prices at which we can sell our broiler products. Such increases in domestic supply can arise, and have occurred in late fiscal 2005 and in fiscal 2006, as a result of unanticipated decreases in export demand, among other reasons. Given the perishable nature of broiler products, we are unable to manage inventories to address any short-term changes in market prices. As a result, from time to time we are forced to sell our broiler products at a loss. Because we sell a relatively small percentage of our products under fixed-price contracts, increases in the overall supply of broiler products and any related decrease in broiler prices adversely affect our operating results. This has resulted and will continue to result in fluctuations in our earnings.

Fluctuations in commodity prices of feed ingredients materially affect our earnings.

A significant portion of the cost of producing our broiler products consists of amounts spent in connection with purchasing corn and soybean meal, our primary feed ingredients. As a result, fluctuations in feed ingredient prices materially affect our earnings. While prices of these items increase from time to time, we may not be able to pass through any increase in the cost of feed ingredients to our customers, particularly if increased prices for feed ingredients coincide with periods of excess supplies of broiler products. High feed ingredient prices have had a material adverse effect on our operating results in the past. Since the end of fiscal 2006, prices for corn and soybean meal have increased. We periodically seek, to the extent available, to enter into advance purchase commitments or commodity futures contracts for the purchase of a portion of our feed ingredients in an effort to manage our feed ingredient costs. However, the use of such instruments may not be successful in limiting our exposure to market fluctuations in the cost of feed and may limit our ability to benefit from favorable price movements.

Furthermore, the production of feed ingredients is positively or negatively affected by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, the availability and cost of transportation, as well as the agricultural policies of the United States and foreign governments. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect the supply of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow broilers and deliver products. We believe that high energy prices have led to significantly increased demand for ethanol, the primary raw ingredient of which is corn. This has, in turn, led to significant increases in the price of corn. Additionally, we believe that large scale speculators in the futures markets can influence prices for feed ingredients. Any such change or influence could have a material negative impact on our business and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Whether or not the merger with Pilgrim is completed, the announcement and pendency of the merger could cause disruptions in our business, which could adversely affect our operations and results.

Whether or not the merger with Pilgrim is completed, the announcement and pendency of the merger could cause disruptions in our business.

Specifically:

•	current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to recruit and retain key managers and other employees;

•	the attention of management may be directed toward the completion of the merger; and

•	current or potential customers may delay or modify decisions regarding new programs or changes in services, products or providers.

These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on our business and financial results if the merger is not completed.

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

These risks are particularly acute if an outbreak of a livestock disease, such as avian influenza, were to occur among humans. Although avian influenza is not spread through the consumption of cooked chicken, increased media attention regarding the risks of avian influenza or consumer panic in the event of a serious outbreak of avian influenza among humans could result in reduced demand for our products. In fact, outbreaks of avian influenza that occurred internationally in 2005 and 2006 caused demand for our products in affected countries to decrease. In addition, the risk of an avian influenza outbreak or pandemic flu among humans or the perceived risk of such an outbreak could result in aggressive action by the governments of the United States and the countries to which we export our products to limit the spread of such an outbreak. Government action in response to an avian influenza outbreak among humans could adversely affect our ability to export our products and impose burdensome regulations on our operations or those of our contract growers, which would in turn increase our costs of doing business.

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

Sales to our top ten customers represented approximately 45.1% of our net sales during fiscal 2006 and during such period, approximately 14.2% of our net sales were to our largest customer. We do not have long-term contracts with any of our major customers and, as a result, any of our major customers could significantly decrease or cease their business with us with limited or no notice. If we lost one or more of our major customers, or if one or more of our major customers significantly decreased its purchases from us, our business, sales and results of operations could be materially and adversely affected.

Foreign embargos, decreased export demand, oversupply of broiler products and competing products and bans on exported chicken and livestock would have an adverse effect on our business.

We are an exporter to Russia, Eastern Europe, Commonwealth of Independent States, Asia, the Pacific Rim, the Middle East, Africa, South and Central America, Mexico and the Caribbean Islands. Any decrease in exports to foreign countries based on embargos, decreased demand, oversupply of broiler products or competing products or bans on exported chicken may have an adverse effect on our ability to export chicken and other products. Such occurrences would also likely increase the supply of broilers and competing products in the United States, which would likely result in lower prices for broiler products and could adversely affect our business. For example, in 2002 and 2003, export sales to Russia declined due to an embargo on certain imported meats, leading to a domestic oversupply and a decrease in the market price of chicken. In 2005 and 2006, concerns regarding avian influenza decreased export demand in many of the counties to which we export products. During fiscal 2006, export sales to Russia declined significantly due to reduced demand in Russia caused by avian influenza. The decrease in exports to Russia contributed to domestic oversupply and a decrease in the market price of chicken. Russia has import quotas on chicken and other meats that reduce U.S. broiler imports to approximately 70% of 2002 levels. In addition, for several months in 2004, China, Japan and several smaller chicken importing countries banned all imports of broiler products from the United States due to several chickens in Delaware and Texas testing positive for avian influenza. Also as a result of this event, Russia and Hong Kong banned the import of broiler products from Delaware and Texas for a period of time. Any implementation of similar bans in the future or the implementation of quotas or other import restrictions or decrease in export demand could adversely affect our domestic and export sales and our results of operations.

Immigration legislation could cause our costs of doing business to increase or cause us to change the way in which we do business.

Immigration legislation continues to be considered by the United States Congress. It is likely that the new Congress will address the immigration issue during the session that begins in January 2007. In addition to the federal legislation, some states are considering, and the State of Georgia, where we have operations, has passed, immigration legislation. While we believe the new Georgia legislation will not alter the way we conduct our business, the details of the regulations that will implement the law have not been finalized, including the documentation required for an employee to prove he or she is eligible for employment. We currently participate in the United States government Basic Pilot Program for verifying a person’s employment eligibility, but that government program may not be the approved method for employment eligibility verification under the Georgia law. If proposed federal immigration legislation becomes law or if states in which we do business enact and enforce immigration laws, such laws may contain provisions that could make it more difficult or costly for Gold Kist to hire legal immigrant workers. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition.

We may experience difficulties with the implementation of our Enterprise Resource Planning (“ERP”) software and related manufacturing process changes.

We are implementing a new ERP system that includes accounting, material resource planning, production planning, inventory management and certain other functions. This is a complex, multi-step implementation. If there are problems with the implementation, there could be significant disruption in plant processes causing inefficient production, delays in financial reporting and Sarbanes-Oxley 404 compliance issues, which could adversely affect our operating results.

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

The Department of Labor in 2006 contacted many members of the U.S. poultry industry, including Gold Kist, who were included in a wage and hour audit initiated by the U.S. Department of Labor in 2000. The Department of Labor has been of the opinion that many poultry companies have not been accurately compensating employees for the time spent on such activities as donning and doffing work equipment. Following the recent Supreme Court decision in IBP, Inc. v. Alvarez, 546 U.S. 21 (2005), the Department of Labor has reasserted its concerns in this area. We have been reviewing our operations and pay practices to determine the appropriate response to the Department of Labor. Prior to being contacted by the Department of Labor, we designed plans which were implemented in May 2006 to modify practices at our facilities to address concerns described by the Supreme Court and the Department of Labor. As of September 30, 2006, we have not reserved any amounts in this matter because we do not believe a loss is considered probable or estimable.

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

We have anti-takeover defenses that could make it more difficult for another company to acquire control of Gold Kist or limit the price investors might be willing to pay for our stock.

Certain provisions of our Certificate of Incorporation and By-Laws delay removal of incumbent directors and can make it more difficult to successfully complete a merger, tender offer or proxy contest involving us. These provisions include our Shareholder Rights Agreement, commonly known as a “poison pill”. Provisions in our Certificate of Incorporation give our Board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely effected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, the majority of outstanding voting stock. In addition, the staggered terms of our Board of Directors could have affect of delaying or deferring a change in control.

In addition, certain provisions of the Delaware General Corporation Law, the DGCL, including Section 203 of the DGCL, may have the affect of delaying or preventing changes in control for management of Gold Kist.

The above factors may have the affect of deterring hostile takeovers or otherwise delaying or preventing changes in control for management of Gold Kist, including transactions in which our stockholders may otherwise receive a premium over the fair market value of our common stock.

Increased water, energy and gas costs would increase our expenses and reduce our profitability.

We require a substantial amount, and as we expand our business we will require additional amounts, of water, electricity and natural gas to produce and process our broiler products. The prices of water, electricity and natural gas fluctuate significantly over time and prices for natural gas in the first half of 2006 were at historically high levels particularly due to disruptions caused by Hurricanes Katrina and Rita. One of the primary competitive factors in the U.S. broiler market is price, and we may not be able to pass on increased costs of production to our customers. As a result, increases in the cost of water, electricity or natural gas could substantially harm our business and results of operations.

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

We may seek to expand our business through the acquisition of companies, technologies, products and services from others. Acquisitions may involve a number of problems, including:

•	difficulty integrating acquired technologies, operations and personnel with our existing business;

•	diversion of management attention in connection with negotiating acquisitions and integrating the businesses acquired;

•	exposure to unforeseen liabilities of acquired companies; and

•	necessity of obtaining additional debt financing for any acquisition.

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

As of September 30, 2006, we had approximately 16,800 employees, approximately 2,600 of which are covered by collective bargaining agreements and approximately 385 of which are members of labor unions. We may be unable to maintain good relationships with these labor unions or to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. If we fail to maintain good relationships with our employees generally or with such labor unions or fail to negotiate satisfactory collective bargaining agreements, or if non-unionized operations were to become unionized, we could face labor strikes or work stoppages or other activity that could adversely affect our business and operations. Additionally, we have recently been sued in four separate actions claiming violations of the Fair Labor Standards Act based upon our alleged failure to pay employees for all hours worked by not including time spent donning and doffing specialized protective gear. The plaintiffs have filed the lawsuits as opt-in collective actions under the Fair Labor Standards Act, claiming that an unspecified number of allegedly “similarly situated” employees and former employees should be permitted to join together with the employee to pursue these lawsuits as collective actions against us. Although we intend to defend this lawsuit vigorously, an adverse outcome could increase our cost of doing business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate poultry processing plants located in Boaz, Russellville and Guntersville, Alabama; Athens, Douglas, Ellijay and Carrollton, Georgia; Live Oak, Florida; Sumter, South Carolina; and Sanford and Siler City, North Carolina. These plants have an aggregate weekly processing capacity of approximately 14.0 million broilers. Our plants are supported by hatcheries located at Albertville, Crossville, Cullman, Curry, Ranburne and Russellville, Alabama; Blaine, Bowdon, Calhoun, Commerce, Douglas and Talmo, Georgia; Live Oak, Florida; Siler City and Staley, North Carolina; and Sumter, South Carolina. These hatcheries have an aggregate weekly capacity (assuming 84% hatch) of approximately 15.2 million chicks. Additionally, we operate ten feed mills to support our poultry operations. The mills have an aggregate annual capacity of approximately 4.3 million tons and are located in Guntersville and Tuscumbia, Alabama; Ambrose, Calhoun, Commerce, and Waco, Georgia; Live Oak, Florida; Sumter, South Carolina; and Bonlee and Staley, North Carolina.

We operate five separate distribution centers for the sale and distribution of our poultry products. These centers are located in Tampa, Pompano Beach and Crestview, Florida; Nashville, Tennessee; and Cincinnati, Ohio.

Our corporate headquarters building, completed in 1975 and containing approximately 260,000 square feet of office space, is located on fifteen acres of land at 244 Perimeter Center Parkway, N.E., Atlanta, Georgia. The land and building are owned by a partnership of which Cotton States Mutual Insurance Company, a subsidiary of Country Insurance and Financial Services, owns 46% of the equity and we own 54% of the equity. We lease approximately 100,000 square feet of the building from the partnership.

We own all of our facilities, except for our headquarters building, the lease on which expires in April 2010. We also lease our poultry distribution facilities in Tampa, Florida and Nashville, Tennessee under leases that expire in May 2010 and December 2007, respectively, and our poultry hatchery facility in Crossville, Alabama under a lease that expires in February 2088.

Item 3. Legal Proceedings.

In addition to the matters set forth below, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Cody, et al v. Gold Kist et al. In March 2003, four female employees of our Corporate Office Information Services Department, or Corporate I/S Department, filed a sex discrimination suit against Gold Kist in the United States District Court for the Northern District of Georgia asserting gender based claims about employment and promotion decisions in the Corporate I/S Department. The four complainants sought class certification for their claims of gender discrimination, unspecified monetary damages and injunctive relief. The U.S. District Court, in an order entered June 13, 2005, denied the motion of the plaintiffs to certify the litigation as a class action. The court’s ruling, for which the plaintiffs did not seek an interlocutory appeal, means that the litigation will not proceed as a class action and will be litigated as individual claims of the four named plaintiffs. We continue to defend the litigation vigorously. Discovery for the individual claims has now been completed, and we have filed motions for summary judgment against each of the plaintiffs.

Palmer Atchison, et. al. v. Gold Kist Inc.; Belinda Bonds, et. al. Gold Kist Inc.; and Roy Carlisle, et. al. v. Gold Kist Inc. On September 29, 2006, certain current and former employees of the Company filed the case of Palmer Atchison, et. al. v. Gold Kist Inc. and the case of Roy Carlisle, et. al. v. Gold Kist Inc. in the United States District Court in the Northern District of Alabama claiming that we had violated certain provisions of the Fair Labor Standards Act, or FLSA. Additionally on October 2, 2006, certain current and former employees of the Company filed the case of Belinda Bonds, et. al. v. Gold Kist Inc. in the United States District Court for the Northern District of Alabama claiming that we had violated certain provisions of the FLSA. Each of these suits alleges that we failed to properly pay the plaintiffs for time they spent (i) donning and doffing protective and sanitary equipment, (ii) cleaning and sanitizing that equipment as well as themselves, (iii) wait time associated with cleaning and sanitizing equipment as well as themselves, (iv) walking to and from the production line from their locker or dressing areas after already performing compensable activities, (v) waiting in line to return equipment, required supplies, tools and other equipment needed for line activities, and (vi) taking breaks that the plaintiffs feel are compensable. The plaintiffs are seeking an unspecified amount of unpaid overtime wages allegedly earned, plus liquidated damages in the same amount, plus attorneys’ fees, costs and interest. The plaintiffs have filed this lawsuit as an opt-in collective action under the FLSA, claiming that an unspecified number of allegedly “similarly situated” employees should be permitted to join together with them to pursue this lawsuit as a collective action against us. The proposed class for each of the Atchison, Bonds and Carlisle lawsuits is alleged to consist of any and all persons employed as hourly employees in the first and second processing departments in our Boaz, Alabama processing plant, Russellville, Alabama processing plant, and Guntersville, Alabama processing plant, respectively, and could potentially include anyone who was employed during the three years preceding the filing of the plaintiffs’ complaint. We believe we have substantial defenses to the claims made in the Atchison lawsuit and intend to defend the case vigorously. At this point however, neither the likelihood of the outcome nor the amount of the ultimate liability, if any, can be determined.

Randolph Benbow, et. al. v. Gold Kist Inc. On October 2, 2006, certain current and former employees of the Company filed a case of Randolph Benbow, et. al. v. Gold Kist Inc. in the United States District Court for the District of South Carolina claiming that we had violated certain provisions of the FLSA. The suit alleges we failed to properly pay the plaintiffs for time required to be paid by the FLSA for activities that the plaintiffs allege that were required to be performed before or after their shifts. The plaintiffs are seeking an unspecified amount for unpaid overtime wages allegedly earned, plus liquidated damages in the same amount, plus attorneys’ fees, costs and interest. The plaintiffs have filed the lawsuit as an opt-in collective action under the FLSA, claiming that an unspecified number of allegedly “similarly situated” employees should be permitted to join together with them to pursue this lawsuit as a collective action against us. The proposed class is alleged to consist of any and all persons employed as hourly employees by us at any time during the three years preceding the filing of the plaintiffs’ complaint at all of our divisions. We believe we have substantial defenses to these claims made in the Benbow lawsuit and intend to defend the case vigorously. At this point, however, neither the likelihood of the outcome or the amount of the ultimate liability, if any, can be determined.

Gold Kist Inc. v. Pilgrim’s Pride Corporation. Gold Kist filed a lawsuit on October 12, 2006 in the United States District Court for the Northern District of Georgia under the caption Gold Kist Inc. v. Pilgrim’s Pride Corporation, et al., CA No. 1:06-CV-2441-JEC, seeking to enjoin Pilgrim from proceeding with its proposed solicitation of our stockholders to add Pilgrim’s own officers to our Board of Directors and to enjoin Pilgrim from continuing to violate the federal securities laws. The lawsuit alleges that Pilgrim’s attempt to add nine of its own officers to our Board of Directors would, if successful, violate Section 8 of the Clayton Act, which prohibits officers and directors from sitting on the Board of Directors of a competitor. The lawsuit also alleges violations of the SEC’s proxy and tender offer rules by Pilgrim for failing to disclose to our stockholders that the election of the Pilgrim nominees would violate the Clayton Act. The lawsuit seeks to enjoin Pilgrim’s efforts to elect its nominees in violation of the Clayton Act and an order requiring Pilgrim to withdraw its hostile tender offer permanently or until corrective disclosures are made. On October 23, 2006, Gold Kist filed a motion for a preliminary injunction relating to the matters described above. Under the terms of the Merger Agreement, the Company has agreed to stay all proceedings relating to the litigation and has agreed to dismiss with prejudice the suit upon the successful completion of Pilgrim’s tender offer.

In re Gold Kist Shareholders Litigation and Ponds Edge Capital, LLC v. John Bekkers, et al. Gold Kist and the members of our board of directors have been named as defendants in three substantially identical purported shareholder class actions, two of which have been consolidated in the Court of Chancery of the State of Delaware in and for New Castle County under the caption In re Gold Kist Shareholders Litigation, C.A. No. 2492-N, and one of which has been filed in the Superior Court of Fulton County, Georgia, captioned Ponds Edge Capital, LLC v. John Bekkers, et al., Civil Action File No. 2006CV124898. The lawsuits allege that the Defendants are breaching their fiduciary duties in responding to the Pilgrim’s tender offer, including by failing to inform themselves regarding potential strategic alternatives and the value of the Company in a fully negotiated transaction. The lawsuits seek injunctive relief and unspecified damages. The Company and the other defendants deny that they have breached their fiduciary duties, further deny that they are liable to the plaintiffs or the purported plaintiff class in any amount, and are vigorously defending these class actions.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, $0.01 par value per share (the “Common Stock”), is traded on the Nasdaq Global Select Market under the symbol GKIS. The chart below sets forth the high and low closing prices for each quarter of our last two completed fiscal years, during which time our Common Stock was traded on the Nasdaq Global Select Market, or its predecessor, the Nasdaq National Market.

Quarter Ended	High	Low
October 7, 2004(1)	$11.40	$11.40
January 1, 2005	$14.14	$11.00
April 2, 2005	$17.13	$13.26
July 2, 2005	$23.21	$13.78
October 1, 2005	$23.36	$16.63
December 31, 2005	$19.86	$14.87
April 1, 2006	$15.13	$11.72
July 1, 2006	$15.27	$11.46
September 30, 2006	$20.98	$12.62

(1)	First date on which our stock was traded.

Dividend Policy

We have not declared any cash dividends on our common stock since our conversion to a corporation in October 2004, and our Board of Directors does not presently intend to pay cash dividends in the future on our common stock. We currently intend to retain all of our earnings in the foreseeable future to finance the operation and expansion of our business. Additionally, some of our indebtedness currently restricts our ability to declare or pay any dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Our future dividend policy will also depend on the requirements of any future financing arrangements to which we may be a party and other factors considered relevant by our Board of Directors.

Stockholder Information

On December 12, 2006, there were approximately 725 holders of record of our common stock.

Issuer Purchases of Equity Securities.

None.

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data as of and for the fiscal years ended June 29, 2002, June 28, 2003, June 26, 2004, the three month transition quarter ended October 2, 2004, and the fiscal years ended October 1, 2005 and September 30, 2006. The selected consolidated financial data for the fiscal year ended June 26, 2004, the transition quarter ended October 2, 2004, and the fiscal years ended October 1, 2005 and September 30, 2006 and as of October 1, 2005 and September 30, 2006 were derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the fiscal years ended and as of June 29, 2002 and June 28, 2003 were derived from our audited consolidated financial statements not included in this report. This selected financial data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this report.

	Fiscal Years Ended			Transition Quarter Ended October 2, 2004 (7)	Fiscal Years Ended
	June 29, 2002	June 28, 2003	June 26, 2004		October 1, 2005 (7)	September 30, 2006 (7)
	(in thousands, except for per share amounts)
Statement of Operations Data:
Net sales	$1,863,828	$1,855,126	$2,260,728	$646,511	$2,304,262	$2,127,374
Cost of sales	1,706,582	1,813,106	1,899,395	554,142	1,984,178	2,041,171

Gross profit	157,246	42,020	361,333	92,369	320,084	86,203
Distribution, administrative and general expenses	87,486	81,859	108,772	31,011	112,177	107,526
Benefit plans curtailment (gains) (1)	—	(20,257)	—	—	—	—
Pension plan settlement loss (1)	—	—	10,288	—	906	—
Conversion expenses (5)	—	—	—	2,522	1,418	—
Costs associated with unsolicited acquisition proposal and exploration of strategic alternatives (6)	—	—	—	—	—	6,152

Net operating income (loss)	69,760	(19,582)	242,273	58,836	205,583	(27,475)
Other income (expenses):
Interest and dividend income	9,426	2,283	1,550	635	5,906	5,528
Interest expense	(27,962)	(24,968)	(29,349)	(8,514)	(23,619)	(15,347)
Gain on sale of marketable equity security and other investments (2)	15,578	—	—	—	—	—
Debt prepayment interest and write-off of related fees and discount	—	—	(6,341)	—	(16,186)	—
Write-off of investments (3)	—	(24,064)	(57,364)	—	(2,500)	—
Income (loss) from joint ventures, net	1,708	(259)	1,685	1,223	4,146	2,461
Miscellaneous, net	1,174	(2,169)	257	610	507	2,464

Total other expenses, net	(76)	(49,177)	(89,562)	(6,046)	(31,746)	(4,894)

Income (loss) from continuing operations before income taxes	69,684	(68,759)	152,711	52,790	173,837	(32,369)
Income tax expense (benefit)	22,055	(17,307)	41,817	18,772	61,591	(14,624)

Income (loss) from continuing operations	47,629	(51,452)	110,894	34,018	112,246	(17,745)
Loss on discontinued operations (4)	(13,543)	—	—	—	—	—

Net income (loss)	$34,086	$(51,452)	$110,894	$34,018	$112,246	$(17,745)

Basic net income per share (5)	—	—	—	—	$2.24	$(.35)
Diluted net income per share (5)	—	—	—	—	$2.22	$(.35)
Basic weighted average common shares outstanding (5)	—	—	—	—	49,999	50,100
Diluted weighted average common shares outstanding (5)	—	—	—	—	50,636	50,100

	Fiscal Years Ended			Transition Quarter Ended October 2, 2004 (7)	Fiscal Years Ended
	June 29, 2002	June 28, 2003	June 26, 2004		October 1, 2005 (7)	September 30, 2006 (7)
	(in thousands)
Other Data:
Net cash provided by (used in) operating activities	$70,320	$(32,624)	$214,718	$75,038	$177,673	$35,695
Net cash provided by (used in) investing activities	44,729	(27,040)	(37,563)	(23,814)	(74,450)	(99,011)
Net cash provided by (used in) financing activities	(114,923)	61,636	(55,657)	(9,655)	(128,021)	(2,719)
Depreciation and amortization (including amortization of share-based compensation)	39,071	39,495	39,592	10,030	52,939	50,812
Capital expenditures	38,899	34,651	42,210	25,160	80,760	90,438
Balance Sheet Data:
Cash and cash equivalents	$3,326	$5,298	$126,796	$168,365	$143,567	$77,532
Working capital	159,959	210,227	345,245	347,904	324,301	269,464
Working capital, excluding current maturities of debt	185,585	232,389	366,412	368,779	325,819	271,685
Total assets	786,084	758,545	878,180	918,144	917,921	869,137
Total debt	276,270	346,173	304,121	302,283	145,232	143,661
Total patrons’ and other equity/stockholders’ equity	285,387	186,123	286,841	319,774	452,954	471,458

(1)	In October 2002, we substantially curtailed our postretirement supplemental life insurance plan. In April 2003, we substantially curtailed our postretirement medical plan for existing retirees. Gold Kist recognized pension settlement expense in fiscal 2004 and fiscal 2005. The pension settlement expense resulted from lump sum distribution payments from the plans to electing retiring employees exceeding service and interest cost components of pension expense in the plan year. See Note 8 of Notes to Consolidated Financial Statements.
(2)	During fiscal 2002, we sold our marketable equity security, our investment in an interregional fertilizer cooperative and other investments realizing total proceeds of $64.6 million and a gain before income taxes of $15.6 million.
(3)	In October 1998, Gold Kist completed the sale of assets of the Agri-Services segment business to Southern States Cooperative, Inc., or SSC. In connection with the transaction, Gold Kist purchased from SSC $60.0 million principal amount of capital trust securities and $40.0 million principal amount of cumulative preferred securities for $98.6 million in October 1999. In October 2002, SSC notified Gold Kist that, pursuant to the provisions of the indenture under which Gold Kist purchased the capital trust securities, SSC would defer the capital trust securities’ quarterly interest payment due on October 5, 2002. Quarterly interest payments for subsequent quarters were also deferred. As a result of the deferral of the interest payments, Gold Kist reduced the carrying value of the capital trust securities by $24.1 million with a corresponding charge against the loss from continuing operations for fiscal 2003.

As of December 31, 2003, SSC’s total stockholders’ and patrons’ equity fell below Gold Kist’s carrying value of the preferred stock investment, which Gold Kist believed was a triggering event indicating impairment. We recorded an “other-than-temporary” impairment charge of $18.5 million, which was reflected as a loss on investment within other expenses. In June 2004, Gold Kist notified SSC that it was abandoning the investment and returned the securities. As a result of the abandonment, the remaining investment balance of $38.9 million was written off and reflected as a write-off of investment within other expenses in the consolidated statement of operations for fiscal 2004. The write-off of an investment in fiscal 2005 represents an investment in a supply cooperative in which the Company is no longer a member. See Note 11 of Notes to Consolidated Financial Statements.

(4)	In June 2002, we adopted a plan to withdraw from and discontinue participation in a pecan processing and marketing partnership. This withdrawal was completed in January 2003. Accordingly, the operating results of the partnership have been segregated from continuing operations and reported separately in the Consolidated Statements of Operations.
(5)	The Company converted from an agricultural cooperative to a for-profit corporation and completed its initial public stock offering in October 2004. See Note 2 of Notes to Consolidated Financial Statements. Earnings per share are calculated for fiscal 2005, the initial period the Company operated as a for-profit publicly traded stock corporation. See Note 12 of Notes to Consolidated Financial Statements for the calculation of basic and diluted weighted average common shares outstanding.
(6)	During the fourth quarter of fiscal 2006, the Company incurred advisory and legal fees and other costs related to an unsolicited acquisition proposal from a competitor and exploration of strategic alternatives.
(7)	On October 20, 2004, the Board of Directors of the Company approved changing the fiscal year-end of the Company from the Saturday after the last Thursday in June to the Saturday after the last Thursday in September. Fiscal 2005 was a 52-week year that began on October 3, 2004 and ended October 1, 2005. Fiscal 2006 was a 52-week year that began on October 2, 2005 and ended September 30, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

After two decades of rapid growth, the broiler industry is maturing and will be dependent on new and value-added product development, as well as expanded export opportunities, for continued revenue growth. Production and operating efficiencies will also be necessary for increased profitability. In addition, the industry is undergoing consolidation as a number of acquisitions and mergers have occurred in the last decade. The market share of the top five U.S. firms in terms of ready-to-cook broiler meat production has increased from approximately 49% in 1997 to 57% in 2005 and this trend is expected to continue. Gold Kist is the third largest producer of broilers and related products accounting for approximately 9% of the industry’s production in calendar 2005. We experienced our two best years in history in fiscal 2004 and fiscal 2005 in terms of net operating income, net income, cash flow from operations and financial condition; however, oversupply and reduced demand in export markets primarily due to concerns over avian influenza led to depressed sales prices and a net loss in fiscal 2006.

We are focusing our growth efforts on value added products. The contracts for the sales of these products typically have longer terms than contracts for the sales of our minimally processed products and include fixed prices. As a result, we believe that increased sales of further-processed products will result in less volatility in the prices at which we sell our products. Sales of our value added products represented approximately 59.2% of our sales in fiscal 2006, up from 52.3% in fiscal 2005.

The industry has experienced volatility in results of operations over the last five years and the volatility is expected to continue in the foreseeable future. Volatility in results of operations is generally attributable to fluctuations, which can be substantial, in broiler sales prices and cost of feed grains. Broiler sales prices tend to fluctuate due to changes in the supply of chicken, viability of export markets, supply and prices of competing meats and proteins, such as beef and pork, animal health factors in the global meat sector and general economic conditions.

According to the USDA World Agricultural Outlook Board (“WAOB”), calendar 2005 U.S. broiler meat production was approximately 35.0 billion pounds, ready-to-cook weight, 3.8% above the 33.7 billion pounds produced in calendar 2004. The WAOB November estimate for calendar 2006 broiler meat production is 35.5 billion pounds, which is a 1.4% increase from calendar 2005. The nominal increase projected for calendar 2006 is principally due to heavier bird weights. Broiler production forecasts for 2006 are lower than previous projections for such period primarily because broiler hatchery and laying flock data indicate a slower pace of production.

We announced on November 16, 2006 an additional 1.75% reduction in broiler placements on a per head basis. This will result in a total reduction to 5% or 700,000 chickens per week compared to our fiscal 2005 full production levels. In addition, we also will set lower target weights for a portion of our large bird deboning operations.

Our export sales, which we define as sales other than to customers in the United States or Canada, were $113.2 million for fiscal 2006 or approximately 5.3% of our net sales and 12.1% of our pounds sold. The U.S. poultry industry historically has exported approximately 15% to 20% of domestic production, principally dark meat products to Russia and other former Soviet Republics, Hong Kong, Mexico and China. The dollar volume of our poultry export sales has historically been less than 10% of net sales. Any disruption in the export markets can significantly impact domestic broiler sales prices by creating excess domestic supply.

The cost of feed grains, primarily corn and soybean meal, averages approximately 55% to 60% of total live broiler production costs or approximately 30% to 35% of our cost of sales. Prices of feed grains fluctuate in response to worldwide supply and demand. Increased worldwide corn and soybean production favorably impacted feed ingredient costs in fiscal 2005. Our average feed ingredient costs were significantly lower in fiscal 2005 as compared to fiscal 2004 and were slightly lower in fiscal 2006 principally due to lower soybean meal prices. Feed costs are expected to increase significantly in the first half of fiscal 2007 due to higher corn costs resulting from the increased demand for alternative energy uses for corn and the reduction in corn crop estimates by the USDA.

Energy costs represent a significant component of product and delivery costs as such costs affect transportation costs, costs to operate poultry facilities and packaging costs. General price increases and spikes in energy prices due to the effects of the hurricanes in the late summer and fall of calendar 2005 increased our energy costs approximately 17.0% in fiscal 2006 over fiscal 2005.

General issues such as increased domestic and global competition in the meat industry, heightened concerns over the security of the U.S. food supply, volatility in feed grain commodity prices and export markets, increasing government regulation over animal production, animal welfare activism and animal disease (including additional outbreaks of avian influenza) continue as significant risks and challenges to profitability and growth, both for Gold Kist and the broiler industry in general. Although there are currently no reported avian influenza cases in commercial chicken in the United States and there has never been an outbreak of the H5N1 highly pathogenic Asian strain of avian influenza, confirmed cases in the U.S. commercial poultry industry could have an adverse effect on the supply of chicken, domestic and foreign product demand, sales prices for chicken products and our results of operations and financial position. See “Risk Factors – Outbreaks of livestock diseases, particularly an outbreak of avian influenza among humans, could adversely affect our business.”

Merger Agreement

On December 4, 2006, Gold Kist and Pilgrim’s Pride Corporation (“Pilgrim”) publicly announced a definitive merger agreement under which Pilgrim will acquire all of the issued and outstanding shares of the Company’s common stock at $21 per share and the Company’s outstanding 10.25% senior notes due 2014 for a total consideration of approximately $1.2 billion. During the fourth quarter, the Company has incurred costs of $6.2 million, principally advisory and legal fees and other costs related to the unsolicited acquisition proposal and exploration of strategic alternatives.

References in this report to “fiscal 2006,” “fiscal 2005,” “fiscal 2004,” “fiscal 2003” and “fiscal 2002” refer to our fiscal years ended September 30, 2006, October 1, 2005, June 26, 2004, June 28, 2003 and June 29, 2002 , respectively. References in this report to “Transition Quarter” refer to the period from June 27, 2004 to October 2, 2004.

Results of Operations

The following table presents certain statement of operations items as a percentage of net sales for the periods indicated:

	Fiscal Year Ended June 26, 2004	Transition Quarter Ended October 2, 2004	Fiscal Years Ended
			October 1, 2005	September 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.0	85.7	86.1	95.9

Gross profit	16.0	14.3	13.9	4.1
Distribution, administrative and general expenses	4.8	4.8	4.9	5.1
Other expenses	0.5	0.4	0.1	0.3

Net operating income (loss)	10.7	9.1	8.9	(1.3)
Interest expense	(1.6)	(1.3)	(1.7)	(0.7)
Miscellaneous, net (including income taxes)	(4.2)	(2.5)	(2.3)	1.2

Net income (loss)	4.9%	5.3%	4.9%	(0.8)%

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Our net sales decreased 7.7% from $2.30 billion in fiscal 2005 to $2.13 billion in fiscal 2006. The decrease in net sales was due primarily to a decline of 8.3% in average broiler sales prices for fiscal 2006 compared to fiscal 2005. An oversupply of broilers and competing meats were the principal factors leading to the decline of sales prices in fiscal 2006 compared to fiscal 2005. Average broiler sales prices for the fourth quarter of fiscal 2006 were 2.9% lower than prices for the fourth quarter of fiscal 2005, but were 11.4% higher than the third quarter of fiscal 2006 due to strong seasonal demand. Overall in fiscal 2006, we believe concern in export markets about avian influenza was the primary cause for reduced consumption in those markets, contributing to increased domestic supply and lower sales prices in fiscal 2006. Although concerns regarding avian influenza have lessened since the end of fiscal 2006, broiler prices have continued to be depressed due to excess domestic supply.

Our export sales of $113.2 million for fiscal 2006 were 17.7% lower than the fiscal 2005 comparable period, due to lower average prices and reduced shipments of dark meat products. Our export sales to Russia, our principal export market, decreased 47.6% in pounds sold and 51.4% in dollar value from $62.3 million in fiscal 2005 to $30.3 million in fiscal 2006. A drop in consumption in export markets due to avian influenza concerns and resistance to the higher prices during calendar 2005 have driven these reductions in pounds sold in fiscal 2006. The reduction was partially offset by a 50% increase in pounds and dollar value of product sold to China in fiscal 2006 as compared to fiscal 2005. Selling prices of our principal export product, leg quarters, have improved during the latter part of fiscal 2006 as compared to the first half of 2006; however, it is not known whether this trend will continue. Since the end of fiscal 2006, leg quarters prices have held at this level.

Net Operating Income

We had a net operating loss of $27.5 million for fiscal 2006 compared to net operating income of $205.6 million in fiscal 2005. The decrease of $233.1 million from net operating income in fiscal 2005 to a net operating loss in fiscal 2006 was due primarily to lower net sales caused by lower broiler selling prices and increased cost of sales caused by higher processing, energy and other production costs. Processing costs increased 5.8% due to higher utilities, freight and packaging costs in fiscal 2006. In addition, grower pay increased 5.0% due principally to higher seasonal energy supplemental payments. Total feed costs for fiscal 2006 were slightly below fiscal 2005 due to lower soybean meal ingredient costs. Average prices for corn and soybean meal for fiscal 2006 were 5.1% higher and 10.8% lower, respectively, than in fiscal 2005. Total feed costs in the fourth quarter of fiscal 2006 were 9.8% below the fourth quarter of fiscal 2005 due to lower soybean meal ingredient costs and a 1.3% decrease in live pounds processed.

The 4.1% decrease in distribution, administrative and general expenses in fiscal 2006 was due principally to the absence of cash incentive compensation accruals due to the net loss as compared to amounts accrued on the net income in fiscal 2005. In addition, non-cash share-based compensation expense decreased from $9.8 million in fiscal 2005 to $6.0 million in fiscal 2006. This was due principally to the recognition of higher expense in fiscal 2005 with respect to grants issued in January 2005 to recipients aged 55 or older and eligible for early retirement (see Note 9 of Notes to Consolidated Financial Statements).

Expenses of $6.2 million, principally advisory and legal fees and other costs, were related to the Company’s response to an unsolicited acquisition proposal from an industry competitor in the fourth quarter of fiscal 2006 and exploration of strategic alternatives.

Other Income (Expense)

Other expenses, net totaled $4.9 million for fiscal 2006 as compared to $31.7 million for fiscal 2005.

Interest and dividend income was $5.5 million for fiscal 2006 compared to $5.9 million for fiscal 2005. These amounts were principally interest income earned from cash balances invested in short-term interest bearing instruments. Higher average interest rates during the fiscal 2006 periods were more than offset by the lower average amounts invested.

Interest expense was $15.3 million for fiscal 2006, compared to $23.6 million for fiscal 2005, a decrease of 35.0%. Lower average long-term debt balances and higher interest amounts capitalized into fixed asset projects in fiscal 2006 were the principal factors leading to the decrease in interest expense.

Income from joint ventures of $2.5 million in fiscal 2006 was comprised of $2.9 million from a hog production joint venture partially offset by a $0.4 million loss from the start-up of the joint venture with ADM in August 2006 as compared to income of $4.1 million from the hog production joint venture in fiscal 2005. Lower hog market prices due to oversupply in the animal protein industry caused the decline in fiscal 2006 from a hog production joint venture.

Miscellaneous, net was $2.5 million in fiscal 2006 as compared to $0.5 million in fiscal 2005. The write-off of non-operating accounts receivable in fiscal 2005 was the principal item accounting for the difference.

Income Tax Expense

For fiscal 2006, our combined federal and state effective income tax rate used for purposes of calculating the tax benefit on the loss before income taxes was 45.2%. The income tax rate reflects income taxes at statutory rates adjusted principally for available tax credits, exempt interest income and the deductibility of state income taxes for federal tax purposes. Due to the net loss, these items resulted in a higher benefit rate as compared to the statutory rates. The income tax benefit for fiscal 2006 was also favorably impacted by the release of tax accruals for contingencies of $1.3 million.

Other

The Company has initiated the implementation of a new Enterprise Resource Planning (“ERP”) system in order to better manage the growth and increasing complexity of our business and to enhance the effectiveness and efficiency of our accounting and manufacturing processes. Certain costs that are incurred in the procurement and development of this ERP system are being capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized costs to date include fees paid for the purchase of software, fees paid to third parties to customize the software during the application development stage, and payroll and payroll related costs for employees who are directly associated with and devote time to the software project and who are working on software development tasks such as design requirements, development, infrastructure and testing. General and administrative costs and overhead costs are not capitalized. As of September 30, 2006, total capitalized software project costs for the ERP system were approximately $2.9 million. The total project is projected to cost approximately $5.0 million. Amortization will be recorded on a straight-line basis over the system’s estimated useful life once the project is substantially complete and ready for its intended use. The accounting/financial application was implemented and amortization initiated during the fourth quarter of fiscal 2006 with the manufacturing application scheduled for implementation in fiscal 2007.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Our net sales for fiscal 2005 increased 1.9% from $2.26 billion in fiscal 2004 to $2.30 billion in fiscal 2005. The increase in net sales was due primarily to a 7.3% increase in broiler pounds produced and sold for the year ended October 1, 2005, partially offset by a decline of 5.7% in average broiler sales prices during the same period. A 1.7% increase in processing yield and a 1.9% increase in the number of chickens processed were the principal factors leading to the increased pounds produced and sold in fiscal 2005 over fiscal 2004. Broiler sales prices weakened at the end of fiscal 2005 and weakened further during the first quarter of fiscal 2006 (final calendar quarter of 2005) due to seasonal factors historically experienced during the holiday season. In addition, volume declines at quick service restaurants in response to the rise in energy prices contributed to the weakening of the boneless skinless breast meat market prices.

Our export sales of $137.6 million for fiscal 2005 were 38.7% higher than fiscal 2004, due to increased shipments to Russia and strong demand from other countries such as Mexico, China and Hong Kong. Prices for dark meat products strengthened during fiscal 2005. Our export sales to Russia increased 39.5% in dollar value and pounds shipped from fiscal 2004. Prices for dark meat export products declined, however, in the latter half of the fourth fiscal quarter of 2005 and continued to decline into fiscal 2006, primarily due to reduced demand brought about by general concerns regarding avian influenza occurrences in Asian countries.

Net Operating Income

We had net operating income of $205.6 million for fiscal 2005 compared to net operating income of $242.3 million in fiscal 2004. The decrease in net operating income in fiscal 2005 as compared to fiscal 2004 was due primarily to lower broiler selling prices and higher processing and other production costs in fiscal 2005. Processing costs increased in total due to an increase in pounds processed and on a per pound basis due to higher freight and packaging costs resulting primarily from higher fuel and other energy prices. During fiscal 2005, higher processing costs were somewhat offset by lower total feed costs. Total feed costs for fiscal 2005 were 5.6% lower than fiscal 2004 due to lower feed ingredient costs partially offset by the additional amounts of feed ingredients purchased relating to the increased pounds produced. Average prices for corn and soybean meal for fiscal 2005 were 16.2% and 12.9% below fiscal 2004, respectively. Although cash market prices for both soybean meal and corn declined further in the quarter ended October 1, 2005, the Company was unable to fully benefit from these price declines due to priced forward purchase contracts that were entered into in order to secure a portion of our feed ingredient requirements. This was the result of cash market prices for both soybean meal and corn below the prices that were fixed on a portion of our forward purchase contracts. Feed costs for the quarter ended October 1, 2005 were 4% higher than in the quarter ended July 2, 2005.

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

Expenses of $1.4 million, principally advisory fees related to the conversion of Gold Kist from a cooperative marketing association to a for-profit corporation, were incurred in fiscal 2005. Pension settlement expense of $10.3 million and $0.9 million was recognized in fiscal 2004 and fiscal 2005, respectively, due to lump sum distribution payments from the plans to electing retiring employees exceeding service and interest cost components of pension expense in the plan year.

Other Income (Expense)

Other expenses, net totaled $31.7 million for fiscal 2005 as compared to $89.6 million for fiscal 2004.

Interest and dividend income was $5.9 million in fiscal 2005 compared to $1.6 million for fiscal 2004. This increase was principally due to higher interest income earned from additional cash invested in short-term, interest bearing instruments, as well as higher interest rates in fiscal 2005.

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

The $2.5 million loss on investments in 2005 was related to an investment in a supply cooperative in which we are no longer a member. The $57.4 million loss on investment for fiscal 2004 represented the write-off of our investment in Southern States Cooperative, Inc. (“SSC”).

Income from joint ventures was $4.1 million for fiscal 2005 compared to income of $1.2 million for fiscal 2004. Income from the joint ventures increased primarily due to improved hog market prices brought about by increased demand.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow provided from our operations and our senior credit facility. In fiscal 2005, the Company repaid $158.3 million in long-term debt. We repaid approximately $70 million of the $200 million principal amount of our senior notes with a portion of the proceeds from the Company’s initial public offering completed in October 2004 with the other debt payments made from cash provided by operating activities in fiscal 2005. As of September 30, 2006, cash and cash equivalents declined from $143.6 million at October 1, 2005 to $77.5 million. The decline in cash and cash equivalents was principally due to operating losses and increased capital expenditures as compared to fiscal 2005.

For fiscal 2006, the net loss of $17.7 million for fiscal 2006 as compared to the net income of $112.2 million for fiscal 2005 was the principal factor for the $142.0 million decrease in cash provided by operating activities.

Net cash used in investing activities for fiscal 2006 was $99.0 million compared to $74.5 million in fiscal 2005. The $24.6 million increase in net cash used in investing activities in fiscal 2006 was due principally to an increase in capital expenditures of $9.7 million, the investment of $5.1 million in a joint venture with Archer-Daniels-Midland Company (ADM) and expenditures for computer software of $3.7 million. The joint venture with ADM owns and operates several Midwest grain elevators as a source for corn for the Company’s feed mill operations. Capital expenditures are expected to approximate $75.0 million during fiscal 2007. This includes expenditures for expansion of further processing capacity, technological advances in our poultry production and processing operations and expanded chill pack capacity. In addition, capital expenditures include other asset improvements and necessary replacements. Management plans to fund fiscal 2007 capital expenditures and related working capital needs with existing cash balances and cash expected to be provided from operations or borrowings from our senior credit facility.

Cash used in financing activities for fiscal 2006 was $2.7 million compared to $128.0 million for fiscal 2005. The cash used in financing activities in fiscal 2005 reflects the initial public offering transaction, the disbursement of proceeds to former cooperative members and equity holders and the repayment of debt. At September 30, 2006, the Company had cash of $72.1 million invested in short term interest-bearing instruments.

Working capital and stockholders’ equity were $269.5 million and $471.5 million, respectively, at September 30, 2006 as compared to $324.3 million and $453.0 million, respectively, at October 1, 2005. The decrease in working capital was due to the lower carrying values of receivables and inventories, lower cash balances due to operating losses and higher capital expenditures partially offset by lower levels of current liabilities.

The higher discount rate assumption selected during our annual actuarial review of postretirement benefit plans resulted in a $30.5 million decrease in the minimum pension liability recorded in the other comprehensive loss within stockholders’ equity. This $30.5 million other comprehensive income component more than offset the net loss from operations for fiscal 2006 resulting in total comprehensive income of $12.8 million for the year ended September 30, 2006, as compared to the year ended October 1, 2005.

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

We have entered into a definitive merger agreement with Pilgrim which, if the transactions contemplated therein are consummated, would constitute an event of default under the credit agreement.

The terms of our senior notes and senior credit facility also include an excess cash flow provision, which under certain conditions could require us to deposit funds in a restricted cash account to be used for future scheduled or mandatory principal payments of senior debt. For fiscal 2005 and 2006, we were not required to deposit any funds pursuant to these excess cash flow provisions.

The foregoing description of the terms of our senior notes and senior credit facility are qualified by reference to the applicable indentures or agreements governing such arrangements, which are incorporated by reference to this report.

As of September 2006, we had approximately $186.2 million available for borrowing and $63.8 million of letters of credit outstanding under the facility. We were in compliance with all applicable loan covenants under our senior notes and senior credit facility at September 30, 2006.

We believe cash on hand, cash equivalents and cash expected to be provided from operations, in addition to borrowings available under our amended senior credit facility, will be sufficient to maintain cash flows adequate for our operational objectives during fiscal 2007.

Contractual Obligations

Obligations under long-term debt, non-cancelable operating leases, feed ingredient purchase commitments and construction contracts at September 30, 2006 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt obligations:
Principal payments (a)	$143.7	$2.2	$6.4	$2.0	$133.1
Interest payments (b)	114.3	15.2	29.6	28.9	40.6
Operating leases	61.0	18.6	26.8	13.2	2.4
Feed ingredient purchase commitments (c)	69.9	69.9	—	—	—
Construction contracts (d)	6.5	6.5	—	—	—

Total (e)	$395.4	$112.4	$62.8	$44.1	$176.1

(a)	Excludes $63.8 million in total letters of credit outstanding related to normal business transactions.
(b)	Interest payments include amounts for debt as outlined in Note 5 of Notes to Consolidated Financial Statements based on the expected payment dates.
(c)	Feed ingredient purchase commitments include both priced and unpriced contracts in the ordinary course of business. Unpriced feed ingredient commitments are priced at market as of September 30, 2006 for the month of delivery.
(d)	Represents unexpended amounts on construction and related contracts.
(e)	We contract with broiler, breeder, pullet, layer, hog and nursery pig producers. Although these contracts are subject to acceptable grower performance on a flock-to-flock or herd-to-herd basis, the contracts contemplate grow out activity to continue through the periods covered by the grower contracts. Annual grower pay has averaged approximately $250.0 million per year over the past two years with the actual amounts determined by relative performance, fuel adjustments and other factors. Grower payments have not been included in the contractual obligations table due to the inherent uncertainty of the future amounts.

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

Inventories. Live poultry inventories consist of broilers and breeders. Broilers are stated at the lower of average cost or market and breeders are stated at average cost less accumulated amortization. Costs include live production costs (principally feed, grower pay, chick cost, medications and other raw materials), labor and production overhead. Breeder costs include acquisition of chicks from parent stock breeders, feed, medication, labor and production costs that are accumulated up to the production stage and then amortized over their estimated remaining useful life of thirty-six weeks. Marketable product inventories and raw materials and supplies are stated on the basis of the lower of cost (first in, first out or average) or market. If market prices for inventories move below carrying value, adjustments to write down the carrying values of these inventories would be required.

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

Accrued Insurance Costs. We retain the financial exposure for certain losses related to property, fleet, product and general liability, worker’s compensation and employee medical benefits. Stop loss coverage for claims exceeding the self-retention level is maintained with third party insurers to limit our total exposure. Estimates of the ultimate cost of claims incurred are accrued based on historical data and estimated future costs. While we believe these estimates are reasonable based on the information available, actual costs could differ and materially impact our results of operations and financial position.

Employee Benefits. We incur various employment-related benefit costs with respect to qualified and nonqualified pensions and deferred compensation plans. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover and mortality rates. We utilize third party actuarial firms to assist management in determining these assumptions. Different assumptions could result in the recognition of differing amounts of expense over different periods of time. See “New Accounting Pronouncements”.

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

Although we believe that the positions taken on previously filed tax returns are reasonable, we recognize that various taxing authorities may challenge the positions taken by the Company that could result in additional liabilities for tax and interest. The tax positions are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidelines, or rendering of court decisions affecting a particular tax issue.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement applies to all voluntary changes in accounting principle and requires retrospective application to previously issued financial statements as if that principle had always been used, unless it is impracticable to do so. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe that this accounting change will have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits or liabilities of tax return positions in a company’s financial statements. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of this pronouncement; however, we will begin to assess our tax return positions in order to apply the provisions of the new Interpretation in our 2008 fiscal year beginning September 30, 2007.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statement Nos. 87, 88, 106 and 132(r).” SFAS No. 158 requires employers to recognize on their balance sheets the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 will also require fiscal year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The statement is effective for fiscal years ending after December 15, 2006. Based on the funded status of our defined benefit pension and other postretirement plans, adoption of SFAS No. 158 is expected to result in a decrease to stockholders’ equity.

The SEC recently released SEC Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. The SAB requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. The SAB does not change the SEC staff’s previous guidance on evaluating the materiality of errors. The SAB allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006; or fiscal 2007 for Gold Kist which began on October 1, 2006. We have not determined the effect, if any; adoption of SAB No. 108 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Market Risk. Our principal market risks are exposure to changes in broiler and commodity prices and interest rates on borrowings. Although we have international sales and related accounts receivable from foreign customers, there is no foreign currency exchange risk as all sales are denominated in U.S. dollars.

Commodities Risk. We are a purchaser of certain agricultural commodities used for the manufacture of poultry feeds. We use commodity futures and options for economic hedging purposes to reduce the effect of changing commodity prices. In addition, we enter into forward purchase contracts to ensure a sufficient supply of our feed ingredient inventories. Feed ingredient futures and option contracts, primarily corn and soybean meal, are accounted for at fair value. Changes in fair value of these commodity futures and options are recorded as a component of product cost in the consolidated statements of operations. As of September 30, 2006, the notional amounts and fair value of our outstanding commodity futures and options positions were not material.

Feed ingredient forward purchase commitments for corn and soybean meal in the ordinary course of business were $68.8 million at September 30, 2006. These commitments include both priced and unpriced contracts. Unpriced feed ingredient commitments are valued at market for the month of delivery as of September 30, 2006.

Based on estimated annual feed usage, a 10% increase in the weighted average cost of feed ingredients would increase our annualized cost of sales by an estimated $60 million to $70 million. The sensitivity analysis presented above is the measure of margin reduction resulting from a hypothetical increase in market prices related to corn and soybean meal. Sensitivity analyses do not consider the actions management may take to mitigate exposure to changes, nor do they consider the effects that such hypothetical adverse changes may have on overall economic activity. In addition, actual changes in market prices may differ from hypothetical changes.

Interest Rate Risk. We have exposure to changes in interest rates on certain debt obligations. The interest rates on our amended senior credit facilities fluctuate based on the London Interbank Offered Rate (LIBOR). Assuming the $250.0 million revolver was fully drawn, a 1% change in LIBOR would increase annual interest expense by approximately $2.5 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gold Kist Inc.:

We have audited the accompanying consolidated balance sheets of Gold Kist Inc. and subsidiaries (the “Company”) as of October 1, 2005 and September 30, 2006, and the related consolidated statements of operations, patrons’ and other equity/stockholders’ equity and comprehensive income (loss), and cash flows for the year ended June 26, 2004, the transition quarter ended October 2, 2004 and the years ended October 1, 2005 and September 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. As of and for the year ended September 30, 2006, we did not audit the financial statements of GK Insurance Company, a wholly owned subsidiary, which financial statements reflect total assets constituting 9 percent as of September 30, 2006 and total revenues constituting 1 percent for the year then ended of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for GK Insurance Company is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 1, 2005 and September 30, 2006, and the results of their operations and their cash flows for the year ended June 26, 2004, the transition quarter ended October 2, 2004 and the years ended October 1, 2005 and September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(r), “Share-Based Payment” in 2005, and as discussed in Note 8, the Company changed its method of accounting for amortization of unrecognized net actuarial losses related to its postretirement medical plan in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Atlanta, Georgia

December 14, 2006

GOLD KIST INC.

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts, Except Share Amounts, in Thousands)

	October 1, 2005	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$143,567	$77,532
Receivables, net	125,389	114,758
Inventories, net	233,681	225,831
Deferred income taxes, net	11,506	11,015
Other current assets	26,873	14,279

Total current assets	541,016	443,415
Property, plant and equipment, net	286,515	332,902
Deferred income taxes, net	27,359	17,682
Other assets	63,031	75,138

	$917,921	$869,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,518	$2,221
Accounts payable	77,492	69,927
Accrued compensation and related expenses	27,292	17,571
Income taxes payable	34,850	18,244
Accrued insurance costs	39,458	29,084
Other current liabilities	36,105	36,904

Total current liabilities	216,715	173,951
Long-term debt, less current maturities	143,714	141,440
Accrued postretirement benefit costs	58,411	22,380
Accrued insurance costs	32,600	44,389
Other liabilities	13,527	15,519

Total liabilities	464,967	397,679

Commitments and contingencies (notes 6, 7, 8, 9 and 10)	—	—
Stockholders’ equity:
Preferred stock, authorized 100,000,000 shares	—	—
Common stock, $.01 par value and authorized 900,000,000 shares; issued and outstanding 51,082,157 and 51,052,104 shares as of October 1, 2005 and 51,095,012 and 51,036,806 shares as of September 30, 2006, respectively	511	511
Additional paid-in capital	401,845	407,973
Accumulated other comprehensive loss	(61,265)	(30,732)
Retained earnings	112,246	94,501
Common stock held in treasury, at cost – 30,053 and 58,206 shares as of October 1, 2005 and September 30, 2006, respectively	(383)	(795)

Total stockholders’ equity	452,954	471,458

	$917,921	$869,137

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)

	Fiscal Year Ended June 26, 2004	Transition Quarter Ended October 2, 2004	Fiscal Years Ended
			October 1, 2005	September 30, 2006
Net sales	$2,260,728	$646,511	$2,304,262	$2,127,374
Cost of sales	1,899,395	554,142	1,984,178	2,041,171

Gross profit	361,333	92,369	320,084	86,203
Distribution, administrative and general expenses	108,772	31,011	112,177	107,526
Pension plan settlement loss	10,288	—	906	—
Conversion expenses	—	2,522	1,418	—
Costs associated with unsolicited acquisition proposal and exploration of strategic alternatives	—	—	—	6,152

Net operating income (loss)	242,273	58,836	205,583	(27,475)
Other income (expenses):
Interest and dividend income	1,550	635	5,906	5,528
Interest expense	(29,349)	(8,514)	(23,619)	(15,347)
Debt prepayment interest and write-off of related fees and discount	(6,341)	—	(16,186)	—
Write-off of investments	(57,364)	—	(2,500)	—
Income (loss) from joint ventures, net	1,685	1,223	4,146	2,461
Miscellaneous, net	257	610	507	2,464

Total other expenses, net	(89,562)	(6,046)	(31,746)	(4,894)

Income (loss) before income taxes	152,711	52,790	173,837	(32,369)
Income tax expense (benefit)	41,817	18,772	61,591	(14,624)

Net income (loss)	$110,894	$34,018	$112,246	$(17,745)

Net income (loss) per common share:
Basic	—	—	$2.24	$(0.35)
Diluted	—	—	$2.22	$(0.35)

Weighted average common shares outstanding:
Basic	—	—	49,999	50,100
Diluted	—	—	50,636	50,100

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

CONSOLIDATED STATEMENTS OF PATRONS’ AND OTHER EQUITY/STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Amounts in Thousands)

	Outstanding common stock		Additional paid-in Capital	Patronage reserves	Accumulated other comprehensive loss	Retained earnings	Common stock held in treasury	Total
	Shares	Amount
June 28, 2003 – as previously reported	2	$2	—	$185,620	$(43,448)	$41,723	—	$183,897
Immaterial correction	—	—	—	—	—	2,226	—	2,226

June 28, 2003 - as revised	2	$2	—	$185,620	$(43,448)	$43,949	—	$186,123
Comprehensive income:
Net income	—	—	—	43,088	—	67,806	—	110,894
Additional minimum pension liability, net of tax	—	—	—	—	(974)	—	—	(974)

Total comprehensive income								$109,920

Cash portion of nonqualified patronage refund	—	—	—	(5,894)	—	—	—	(5,894)
Patronage equity redemptions and other changes	—	—	—	(2,850)	—	(458)	—	(3,308)

June 26, 2004	2	$2	—	$219,964	$(44,422)	$111,297	—	$286,841
Comprehensive income:
Net income	—	—	—	15,548	—	18,470	—	34,018
Decrease in minimum pension liability, net of tax	—	—	—	—	2,104	—	—	2,104

Total comprehensive income								$36,122

Cash portion of nonqualified patronage refund	—	—	—	(2,340)	—	—	—	(2,340)
Patronage equity redemptions and other changes	—	—	—	(603)	—	(246)	—	(849)

October 2, 2004	2	$2	—	$232,569	$(42,318)	$129,521	—	$319,774
Comprehensive income:
Net income	—	—	—	—	—	112,246	—	112,246
Additional minimum pension liability, net of tax	—	—	—	—	(18,947)	—	—	(18,947)

Total comprehensive income								$93,299

Patronage equity redemptions and other changes	—	—	—	(825)	—	—	—	(825)
Common stock issued and cash distributions to members/equity holders related to conversion from cooperative association to for-profit corporation	36,394	362	$254,940	(231,744)	—	(129,521)	—	(105,963)
Initial public offering of common stock, net of expenses	13,600	136	137,056	—	—	—	—	137,192
Share-based compensation programs	1,086	11	10,009	—	—	—	—	10,020
Treasury stock acquired	(30)	—	—	—	—	—	$(383)	(383)
Other changes	—	—	(160)	—	—	—	—	(160)

October 1, 2005	51,052	$511	$401,845	$—	$(61,265)	$112,246	$(383)	$452,954
Comprehensive income:
Net loss	—	—	—	—	—	(17,745)	—	$(17,745)
Decrease in minimum pension liability, net of tax	—	—	—	—	30,533	—	—	30,533

Total comprehensive income								$12,788

Share-based compensation programs	13	—	6,019	—	—	—	—	6,019
Treasury stock acquired	(28)	—	—	—	—	—	(412)	(412)
Other changes	—	—	109	—	—	—	—	109

September 30, 2006	51,037	$511	$407,973	$—	$(30,732)	$94,501	$(795)	$471,458

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	Fiscal Year Ended June 26, 2004	Transition Quarter Ended October 2, 2004	Fiscal Years Ended
			October 1, 2005	September 30, 2006
Cash flows from operating activities:
Net income (loss)	$110,894	$34,018	$112,246	$(17,745)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	39,592	10,030	43,144	44,793
Share-based compensation	—	—	9,795	6,019
Loss on investments	57,364	—	2,500	—
Benefit plans curtailment (gains) and settlement losses	10,288	—	906	—
Postretirement and other retirement benefit plans expense in excess of (less than) funding	2,527	(12,763)	(16,068)	14,428
Deferred income tax expense (benefit)	28,696	10,356	3,695	(8,190)
(Income) return from joint ventures, net	(1,211)	(1,089)	130	57
Other	(280)	(126)	4,434	229
Changes in operating assets and liabilities:
Receivables	(32,972)	22,639	(10,374)	10,631
Inventories	(36,177)	(5,987)	5,211	7,850
Other current assets	(8,522)	(1,594)	7,861	4,514
Accounts payable, accrued and other expenses	44,519	19,554	14,193	(26,891)

Net cash provided by operating activities	214,718	75,038	177,673	35,695

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(42,210)	(25,160)	(80,760)	(90,438)
Joint venture investment	—	—	—	(5,096)
Proceeds from termination of life insurance policies	—	—	2,790	—
Acquisitions of internal use software	(441)	(60)	(658)	(3,735)
Other	5,088	1,406	4,178	258

Net cash used in investing activities	(37,563)	(23,814)	(74,450)	(99,011)

Cash flows from financing activities:
Proceeds from long-term debt	196,940	—	—	—
Principal repayments of long-term debt	(240,485)	(1,914)	(158,266)	(1,769)
Payments of deferred financing costs	(7,965)	(444)	(1,017)	(1,134)
Patronage refunds and other equity paid in cash	(3,935)	(6,719)	(3,165)	—
Proceeds from initial public offering, net of expenses	—	—	139,876	—
Cash distributions to members and equity holders	—	—	(105,963)	—
Treasury stock acquired	—	—	(383)	(412)
Repayments of life insurance policy borrowings	—	(4,211)	—	—
Changes in net overdrafts	(212)	3,633	672	563
Other	—	—	225	33

Net cash used in financing activities	(55,657)	(9,655)	(128,021)	(2,719)

Net change in cash and cash equivalents	121,498	41,569	(24,798)	(66,035)
Cash and cash equivalents at beginning of period	5,298	126,796	168,365	143,567

Cash and cash equivalents at end of period	$126,796	$168,365	$143,567	$77,532

Supplemental disclosure of cash flow information:
Cash paid (received) during the years for:
Interest (net of amounts capitalized)	$36,918	$13,712	$37,102	$11,631

Income taxes, net	$20,177	$(10,663)	$31,404	$10,647

See Accompanying Notes to Consolidated Financial Statements.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

(1) Description of Business and Summary of Significant Accounting Policies

Gold Kist Inc. (“Gold Kist” or the “Company”) operates a fully-integrated broiler production, processing and marketing business. Our broiler production operations include nine broiler complexes located in Alabama, Florida, Georgia, North Carolina and South Carolina. Each complex operates in a different geographic region and includes pullet and breeder flocks, broiler flocks, one or more hatcheries, one or more feed mills and one or more poultry processing plants. Three complexes also have rendering plants to process by-products. Our broiler products include whole broilers, cut-up broilers, segregated broiler parts and further-processed products packaged in various forms, including fresh bulk ice pack, chill pack and frozen. We sell our products to customers in the retail, industrial, foodservice and export markets.

On December 4, 2006, Gold Kist and Pilgrim’s Pride Corporation (“Pilgrim”) publicly announced a definitive merger agreement under which Pilgrim will acquire all of the issued and outstanding shares of the Company’s common stock at $21 per share and the Company’s outstanding 10.25% senior notes due 2014 for a total consideration of approximately $1.2 billion. During the fourth quarter, the Company has incurred costs of $6.2 million, principally advisory and legal fees and other costs related to the unsolicited acquisition proposal and exploration of strategic alternatives.

The accompanying consolidated financial statements reflect the accounts of Gold Kist and its subsidiaries as of October 1, 2005 and September 30, 2006 and for the fiscal year ended June 26, 2004, the period from June 27, 2004 to October 2, 2004 (the “transition quarter ended October 2, 2004”) and the fiscal years ended October 1, 2005 and September 30, 2006. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company employs a 52/53-week fiscal year. On October 20, 2004, the Board of Directors of the Company approved changing the fiscal year-end of the Company from the Saturday after the last Thursday in June to the Saturday after the last Thursday in September. Fiscal 2006 was also a 52-week year that began on October 2, 2005 and ended September 30, 2006.

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

Bank accounts that are in a net overdraft position, such as zero balance disbursement accounts where checks have been issued, but not yet presented for payment, are presented as a liability within accounts payable, unless a legal right of offset exists against accounts with positive cash balances.

(b) Receivables

Receivables are principally trade, and are stated net of an allowance for doubtful accounts of $1.1 million and $1.2 million as of October 1, 2005 and September 30, 2006, respectively.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

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

Gold Kist engages in forward purchase contracts and commodity futures and options transactions to secure a portion of its feed ingredient requirements and manage the risk of adverse price fluctuations with regard to its feed ingredient purchases. The Company’s derivatives include agricultural related forward purchase contracts, futures and options transactions. Changes in the fair value of these derivatives, except for forward purchase contracts on which the Company takes physical delivery, have been recorded through current period operating expenses.

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

One customer, a major grocery chain, accounted for 11.1% in fiscal 2004, 11.3% for the transition quarter ended October 2, 2004, 12.3% in fiscal 2005 and 14.2% in fiscal 2006 of net sales.

(e) Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets as follows.

Land improvements	5 – 10 Years
Buildings	10 – 25 Years
Machinery and equipment	3 – 10 Years

(f) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

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

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

(g) Fair Value of Financial Instruments

Gold Kist’s financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses, interest left on deposit, notes receivable and debt. Because of the short maturity of cash equivalents, receivables, accounts payable and accrued expenses, interest left on deposit, and certain short-term debt and certain long-term debt bearing variable interest rates, the carrying value of these financial instruments approximates fair value. All financial instruments are considered to have an estimated fair value, which approximates carrying value at October 1, 2005 and September 30, 2006 unless otherwise specified (see note 5).

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

(j) Goodwill

Goodwill represents the excess of costs over fair value of businesses acquired. The Company annually tests for impairment. Approximately $20.0 million of goodwill is included in other assets in the accompanying consolidated balance sheets at October 1, 2005 and September 30, 2006. Based upon its annual assessment, the Company has determined that its fair value exceeds its carrying value, including goodwill.

(k) Accrued Insurance Costs

The Company retains the financial exposure for certain losses related to property, fleet, product and general liability, worker’s compensation and employee medical benefits. Stop loss coverage for claims exceeding the self-retention level is maintained with third party insurers. Estimates of the ultimate cost of claims incurred are accrued based on historical data and estimated future costs. Certain claim categories such as workers compensation and employee medical benefits are actuarially determined. While the Company believes these estimates are reasonable based on the information available, actual costs could differ and materially impact results of operations and financial position.

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

(l) Contingent Liabilities

The Company is subject to laws related to environmental, litigation, regulatory and other matters. The Company assesses these matters as to the likelihood of adverse outcomes and as to the range of possible losses. The recognition of any liability is based upon a specific assessment of these matters and includes an estimate of legal and consulting expenses, if applicable. Contingent liabilities are recorded on an undiscounted basis and amounts recognized are subject to change dependent on changes in facts and assumptions related to the contingency.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

(m) Share-Based Compensation

The Company adopted Statement of Financial Accounting Standards Number 123(r), “Share-Based Payment,” (SFAS No. 123(r)) in fiscal 2005 and utilized the modified prospective method of adoptions. There was no cumulative effect upon adoption of SFAS No. 123(r). The Company determined its share-based payments to be equity classified with the measurement of payment at fair value. The share-based compensation is being amortized ratably over the requisite service periods.

(n) Fiscal Year

Gold Kist employs a 52/53-week fiscal year. The consolidated financial statements for fiscal years 2004, 2005 and 2006 each reflect 52 weeks. The transition quarter ended October 2, 2004 consisted of fourteen weeks. Fiscal 2007 will be a 52-week year.

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

(p) Reclassifications

Certain amounts in the prior periods’ financial statements have been reclassified to conform to presentations adopted in fiscal 2006.

(2) Conversion and Initial Public Offering

On October 13, 2004, Gold Kist converted from a cooperative marketing association to a for-profit business corporation. The conversion was accounted for using historical carrying values of the assets and liabilities of Gold Kist. Pursuant to the conversion, approximately 36.4 million shares of common stock and $106.0 million in cash were issued and distributed in December 2004 to former cooperative members and former cooperative member equity holders. Costs of the conversion were expensed as incurred. Also on October 13, 2004, Gold Kist completed an initial public offering of 12 million shares of common stock, par value $0.01 per share, at an initial public offering price of $11.00 per share. In November 2004, the underwriters exercised their overallotment option to purchase an additional 1.6 million shares at the offering price of $11.00 per share. After underwriting discounts and other expenses, net proceeds from the common stock offering were approximately $137.2 million.

(3) Inventories

Inventories are summarized as follows:

	October 1, 2005	September 30, 2006
Live poultry and hogs	$99,935	$94,976
Raw materials and supplies	52,243	55,022
Marketable products	81,503	75,833

	$233,681	$225,831

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

Live poultry and hogs consist of broilers, market hogs and breeding stock. Broilers are stated at the lower of cost or market and breeders are stated at cost, less accumulated amortization. Costs include live production costs (principally feed, chick cost, medications and other raw materials), labor and production overhead. Breeder costs include acquisition of chicks from parent stock breeders, feed, medication, labor and production costs that are accumulated up to the production stage and then amortized over their estimated remaining useful life of thirty-six weeks. Market hogs include costs of feed, medication, feeder pigs, labor and production overhead. Pork breeder herds include cost of breeder gilts acquired from parent stock breeders, feed, medications and production costs that are accumulated up to production stage and then amortized over twenty-four months. When market prices for inventories move below carrying value, the Company records adjustments to write down the carrying values of these inventories.

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

(4) Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	October 1, 2005	September 30, 2006
Land and land improvements	$35,962	$36,357
Buildings	243,263	257,057
Machinery and equipment	467,678	484,284
Construction in progress	23,913	61,810

	770,816	839,508
Less accumulated depreciation	484,301	506,606

	$286,515	$332,902

Depreciation and amortization included in cost of goods sold in the accompanying consolidated statements of operations was $33.7 million, $8.8 million, $38.2 million and $40.9 million for fiscal 2004, the transition quarter ended October 2, 2004, fiscal 2005 and fiscal 2006, respectively. Interest capitalized into construction projects was $1.9 million and $4.3 million for fiscal 2005 and fiscal 2006, respectively.

(5) Long-Term Debt

Long-term debt is summarized as follows:

	October 1, 2005	September 30, 2006
Senior notes, due 2014	$128,307	$128,505
Subordinated capital certificates of interest with original fixed maturities ranging from seven to fifteen years, unsecured (weighted average interest rate of 8.06% at October 1, 2005 and 8.04% at September 30, 2006)	14,945	13,595
Mortgage loans, due in monthly installments to January 2010, secured by an office building (weighted average interest rate of 5.06%)	1,980	1,561

	145,232	143,661
Less current maturities	1,518	2,221

	$143,714	$141,440

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

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

The Company repaid $70.0 million of principal of the senior notes, plus $7.2 million in prepayment interest, in November 2004 with a portion of the proceeds from Gold Kist’s initial public offering completed in October 2004 (see Note 2). In connection with this prepayment, $1.0 million of the discount and $1.8 million of deferred financing costs were written off and recognized in the consolidated statement of operations for the year ended October 1, 2005.

During fiscal 2005, the Company repaid its term loans with an agricultural credit bank totaling $34.0 million, the industrial revenue bond of $7.5 million and the Series B and Series C exchange notes with an insurance company in the amount of $35.0 million. In connection with the repayment of this indebtedness, approximately $6.2 million in prepayment interest was also paid.

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

As of September 30, 2006, there was approximately $186.2 million available for borrowing under this facility. Approximately $63.8 million of letters of credit are outstanding under the facility.

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

The Company has entered into a definitive merger agreement with Pilgrim which, if the transactions contemplated therein are consummated, would constitute an event of default under the credit agreement.

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

At September 30, 2006, the Company was in compliance with all applicable loan covenants under its senior notes and senior credit facility.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

Annual required principal repayments on notes payable and long-term debt for the five years subsequent to September 30, 2006 and thereafter are as follows:

Fiscal year:
2007	$2,221
2008	3,875
2009	2,494
2010	1,150
2011	826
Thereafter	133,095

$143,661

Based upon discounted cash flows of future payments, assuming interest rates available to Gold Kist for issuance of debt with similar terms and remaining maturities, the estimated fair value of the senior notes due 2014 was $147.3 million at October 1, 2005 and $150.5 million at September 30, 2006.

(6) Leases and Other Commitments

Gold Kist leases vehicles, transportation and processing equipment and certain facilities from third parties under operating leases, many of which contain renewal options. Rent expense for fiscal 2004, the transition quarter ended October 2, 2004, fiscal 2005 and fiscal 2006 was $24.5 million, $6.9 million, $28.2 million and $29.9 million, respectively. Commitments for minimum rentals under non-cancelable operating leases at September 30, 2006 are as follows:

Fiscal year:
2007	$18,583
2008	16,062
2009	10,719
2010	8,749
2011	4,496
Thereafter	2,427

$61,036

Gold Kist contracts with broiler, breeder, pullet, layer, hog and nursery pig producers. Although these contracts are subject to acceptable grower performance on a flock-to-flock or herd-to-herd basis, the contracts contemplate the grow out activity to continue through the periods covered by the grower contracts. Annual grower pay averages approximately $250.0 million per year with the actual amounts determined by relative performance, fuel adjustments and other factors.

The Company has feed ingredient and natural gas purchase commitments and construction contract commitments in the ordinary course of business amounting to $69.9 million and $6.5 million at September 30, 2006, respectively.

(7) Income Taxes

Total income tax expense (benefit) was allocated as follows:

	Fiscal Year Ended June 26, 2004	Transition Quarter Ended October 2, 2004	Fiscal Years Ended
			October 1, 2005	September 30, 2006
Net income (loss)	$41,817	$18,772	$61,591	$(14,624)
Other comprehensive loss - pension liability adjustment	(581)	1,253	(11,516)	17,609

	$41,236	$20,025	$50,075	$2,985

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

The components of income tax expense (benefit), principally Federal, related to net income (loss) consist of the following:

	Fiscal Year Ended June 26, 2004	Transition Quarter Ended October 2, 2004	Fiscal Years Ended
			October 1, 2005	September 30, 2006
Current expense (benefit)
Federal	$13,063	$8,156	$51,092	$(5,179)
State	58	260	6,804	(1,255)

Total	$13,121	$8,416	$57,896	$(6,434)

Deferred expense (benefit)
Federal	$26,993	$9,589	$2,491	$(7,679)
State	1,703	767	1,204	(511)

Total	$28,696	$10,356	$3,695	$(8,190)

Total income tax expense	$41,817	$18,772	$61,591	$(14,624)

Gold Kist’s combined Federal and state effective tax rate for fiscal 2004, the transition quarter ended October 2, 2004, fiscal 2005 and fiscal 2006 was 27%, 36%, 35% and 45%, respectively. A reconciliation of income tax expense (benefit) allocated to net income (loss) computed by applying the Federal corporate income tax rate of 35% in fiscal 2004, the transition quarter ended October 2, 2004, fiscal 2005 and fiscal 2006 to net income (loss) before income taxes for the applicable year follows:

	Fiscal Year Ended June 26, 2004	Transition Quarter Ended October 2, 2004	Fiscal Years Ended
			October 1, 2005	September 30, 2006
Computed expected income tax expense (benefit)	$53,449	$18,477	$60,843	$(11,329)
Differences resulting from:
Cash portion of nonqualified patronage refund	(2,063)	(819)	—	—
Change in deferred tax valuation allowance	(10,301)	126	17	(27)
Effect of state income taxes, net of Federal effect	15	809	4,730	(1,547)
Nonqualified equity redemptions	(1,092)	(219)	—	—
Employment credits	(404)	(13)	(2,586)	(127)
Tax contingency accruals	—	—	—	(1,256)
Other, net	2,213	411	(1,413)	(338)

	$41,817	$18,772	$61,591	$(14,624)

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

The change in the deferred tax valuation allowance for fiscal 2004 was a decrease of $10,301. In June 2004, the Company abandoned its entire interest in an investment in another cooperative and recognized an ordinary loss deduction in the amount of its tax basis of $98.6 million. An $8.4 million valuation allowance on the deferred tax asset related to previous write downs of this investment was reversed in June 2004.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 1, 2005 and September 30, 2006 are as follows:

	October 1, 2005	September 30, 2006
Deferred tax assets:
Postretirement benefits	$36,787	$18,657
Insurance accruals	6,908	7,082
Inventories	1,049	1,054
Allowance for doubtful accounts	524	571
State tax credits, net, and operating loss carryforwards	3,980	3,110
Other assets	2,334	2,316
Share-based compensation	3,342	5,122
Tax contingency interest	—	725
Other	3,111	3,307

Total gross deferred tax assets	58,035	41,944
Less valuation allowance	(572)	(545)

Total net deferred tax assets	57,463	41,399

Deferred tax liabilities:
Accelerated depreciation	(4,904)	(4,728)
Deferred compensation	(13,694)	(7,974)

Total deferred tax liabilities	(18,598)	(12,702)

Net deferred tax assets	$38,865	$28,697

The net change in the total valuation allowance for fiscal 2005 and fiscal 2006 was an increase of $17 and a decrease of $27, respectively. The Company’s management believes that it is more likely than not that the existing net deductible temporary differences comprising the total net deferred tax assets will reverse during periods in which the Company generates net taxable income. Approximately $75.5 million of net taxable income would be required to fully utilize the net deferred tax assets. Taxable income in the past three full years and the three month short period return totaled $152.0 million. The net state tax credits presented above expire through tax year 2012. The state net operating losses expire through tax year 2023.

The Company’s income tax returns have reflected a tax benefit of approximately $26.1 million related to the cash distributions to former cooperative equity holders in redemption of nonqualified patronage equity prior to the conversion of the Company from a cooperative marketing association to a for-profit business corporation. The accompanying consolidated financial statements do not currently reflect this benefit and related interest expense has been accrued. These amounts are recorded in the accompanying consolidated financial statements within income taxes payable. Such payable is currently net of tax receivables and prepayments.

In connection with an implementation of a new tax fixed asset system and a review of the Company’s deferred tax assets and liabilities, an adjustment of $2.2 million was made in 2006 to correct the June 28, 2003 total patrons’ and other equity/stockholders’ equity balance and reduce deferred tax liabilities. This correction was not material to patron’s and other equity/stockholders’ equity, deferred taxes or the Consolidated Balance Sheets for any period presented

(8) Employee Benefits

Pension Plans

Gold Kist has noncontributory defined benefit pension plans covering substantially all of its employees (participants). The plan provisions covering the salaried participants provide pension benefits that are based on the

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

employees’ compensation and service before retirement or other termination of employment. The plan provisions covering the hourly participants provide pension benefits that are based on years of credited service. Gold Kist’s funding policy is to contribute within the guidelines prescribed by Federal regulations. Plan assets consist principally of corporate equities and bonds, and U.S. Government and Agency obligations.

Effective January 1, 2004, the Company’s pension plan was prospectively amended. For benefits earned in calendar 2004 and future years, the salaried participants’ basic pension formula was changed from 50% to 45% of final average earnings, early retirement benefits were reduced and other changes were made. The pension benefits earned by employees through calendar 2003 were unchanged.

The Company recognized $10.3 million and $0.9 million of pension settlement accounting loss in fiscal years 2004 and 2005, respectively. No pension settlement accounting loss occurred in the 2004 transition quarter or in fiscal 2006. The settlement accounting requirement is due to lump sum distribution payments from the plans to electing retiring employees exceeding service and interest cost components of pension expense in the plan year.

Medical and Life Insurance Plans

Effective January 1, 2001, the Company substantially curtailed its postretirement medical plan for current employees. In October 2002, the Company substantially curtailed its postretirement life insurance plans for current and retired employees.

In April 2003, the Company substantially curtailed its postretirement medical plan for existing retirees. Retired employees eligible under the plan between the ages of 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. These retired employees will all reach the age of 65 by 2012 and liabilities of the postretirement medical plan will then end.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

The following table sets forth the plans’ change in benefit obligation, change in plan assets and economic assumptions for the years ended October 1, 2005 and September 30, 2006. The measurement date for these plans is June 30, 2005 and 2006, respectively.

	Pension Benefits		Medical & Life Insurance Benefits
	2005	2006	2005	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$165,924	$200,093	$3,863	$3,277
Service cost	4,679	6,522	—	—
Interest cost	10,000	10,118	218	158
Actuarial (gains) losses	35,492	(45,017)	(556)	(230)
Benefits paid	(16,002)	(15,433)	(248)	(425)

Benefit obligation at end of year	200,093	156,283	3,277	2,780

Change in plan assets:
Fair value of plan assets at beginning of year	104,244	132,218	—	—
Actual return on plan assets	7,706	12,040	—	—
Contributions by employer	36,270	669	248	425
Benefits paid	(16,002)	(15,433)	(248)	(425)

Fair value of plan assets at end of year	132,218	129,494	—	—

Funded status	(67,875)	(26,789)	(3,277)	(2,780)
Unrecognized prior service cost (benefit)	2,131	1,652	(10,319)	(74)
Unrecognized net actuarial loss	111,767	57,107	9,183	117
Contributions after the measurement date	165	249	105	98

Net amount recognized	$46,188	$32,219	$(4,308)	$(2,639)

Amounts recognized in the balance sheet:
Accrued benefit liability	$(54,450)	$(19,741)	$(4,308)	$(2,639)
Intangible asset	2,864	2,281	—	—
Accumulated other comprehensive loss	97,774	49,679	—	—

Net amount recognized	$46,188	$32,219	(4,308)	(2,639)

Less current portion			347	—

			$3,961	$—

Projected benefit obligation	$200,093	$156,283	—	—
Accumulated benefit obligation	186,668	149,235	—	—
Fair value of plan assets	132,218	129,494	—	—

Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.25%	6.50%	5.25%	6.50%
Rate of increase in compensation levels	4.01%	4.01%	—	—

The Company uses the Moody’s Investor Services Aa corporate bond rates and several discount rate models at the measurement date as the basis for establishing the discount rates used to determine the benefit obligation. The discount rates used are consistent with the estimated payout period of the benefits.

The health care cost trend rate used to determine the medical and life insurance benefit obligation at October 1, 2005 was 9.0% and at September 30, 2006 was 8.5%, declining ratably to 5% by the year 2013 and remaining at that level thereafter. A 1% increase/decrease in the health care cost trend rate would have an insignificant impact on the medical and life insurance benefit obligation as of September 30, 2006.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

	Pension Benefits				Medical & Life Insurance Benefits
	Fiscal Year Ended June 26, 2004	Transition Quarter Ended October 2, 2004	Fiscal Years Ended		Fiscal Year Ended June 26, 2004	Transition Quarter Ended October 2, 2004	Fiscal Years Ended
			October 1, 2005	September 30, 2006			October 1, 2005	September 30, 2006
Components of net periodic benefit cost (income):
Service cost	$6,000	$1,190	$4,679	$6,522	$—	$—	$—	$—
Interest cost	10,446	2,459	10,000	10,118	312	56	218	158
Estimated return on plan assets	(13,429)	(2,582)	(11,490)	(11,431)	—	—	—	—
Amortization of transition asset	(235)	—	—	—	—	—	—	—
Amortization of prior service cost (gain)	1,486	120	479	479	(10,347)	(2,587)	(10,347)	(10,245)
Amortization of net loss	2,155	1,055	4,093	9,034	8,354	1,759	7,036	8,836

	6,423	2,242	7,761	14,722	(1,681)	(772)	(3,093)	(1,251)
Settlement accounting loss	10,288	—	906	—	—	—	—	—

Net periodic benefit cost (income) after settlements	$16,711	$2,242	$8,667	$14,722	$(1,681)	$(772)	$(3,093)	$(1,251)

Weighted-average assumptions used to determine benefit cost:
Discount rate	6.50%	6.00%	6.25%	5.25%	6.50%	6.00%	6.25%	5.25%
Rate of increase in compensation levels	4.01%	4.01%	4.01%	4.01%	—	—	—	—
Expected return on plan assets	9.00%	8.25%	8.25%	8.25%	—	—	—	—

To determine the expected long-term rate of return on plan assets, historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns, taking into account the target asset class allocations of the plan. The expected long-term rate of return assumption that will be used to determine pension expense for fiscal 2007 is 8.25%.

The discount rate that will be used to determine pension expense for fiscal 2007 is 6.50%.

A 1% increase/decrease in the health care cost trend rate would have an insignificant impact on the medical and life insurance service and interest cost components for 2006.

During the first quarter of fiscal 2006, the Company changed its method of accounting for amortization of unrecognized net actuarial losses related to its postretirement medical plan accounted for in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company changed from recognizing amortization over the average period during which benefits are expected to be paid to a method recognizing the cost over the next year. The Company believes that the newly adopted expense recognition method is preferable in these circumstances as the change will allow amortization of the unrecognized net actuarial losses to be recognized on an accelerated basis which will approximate the recognition period for the unrecognized prior service cost (gain). Such change results in a more systematic and rational manner of recognizing net periodic benefit cost, particularly since the plan is now closed and all benefits are expected to be paid by 2013. The effect of the change was to increase the net loss by $2.4 million, or $.05 per diluted share, for the fiscal year ended September 30, 2006.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

The increase (decrease) in the minimum liability included in “Accumulated other comprehensive loss” for the periods indicated is as follows:

	Pension Benefits		Medical & Life Insurance Benefits
	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$29,654	$(48,678)	N/A	N/A

Pension plan asset allocations as of June 30, 2005 and 2006 measurement dates, were as follows:

	Percentage of Plan Assets as of June 30
	2005	2006
Asset category:
Domestic Large Cap Equity	40.2%	40.3%
Domestic Small Cap Equity	15.4%	15.9%
International Equity	15.5%	18.1%
Domestic Fixed Income	28.9%	25.7%

Total	100.0%	100.0%

The Company has developed guidelines for pension plan asset allocations. As of the June 30, 2006 measurement date, the target percentages were as follows:

	Pension Investment Policy Guidelines as of June 30, 2006
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

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

The expected benefit payments from the Company’s pension and postretirement plans for the fiscal years indicated are as follows:

Expected Benefit Payments for fiscal year:	Pension	Other Postretirement Benefits
2007	$12,797	$462
2008	11,678	389
2009	11,684	250
2010	12,082	201
2011	12,182	180
2012-2016	58,008	903

Total	$118,431	$2,385

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at June 30, 2006 and include estimated future employee service.

No qualified pension plan contributions were required or made during the 2006 fiscal year. A qualified pension plan contribution of $7.0 million was made on November 13, 2006.

Eligible employees participate in the Gold Kist 401(k) plan. During fiscal 2004, the transition quarter ended October 2, 2004, fiscal 2005 and fiscal 2006, the Company contributed approximately $1.6 million, $0.9 million, $3.7 million and $3.8 million, respectively, to the 401(k) plan to partially match employee contributions.

(9) Share-Based Compensation

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

A grant of nonvested stock to employees was authorized by the Board of Directors and effective as of the closing of the initial public offering (“IPO”) on October 13, 2004 (“IPO stock grants”). In addition, on October 20, 2004, the Board of Directors authorized the issuance of the stock portion of their fiscal 2005 annual retainer in nonvested shares, which vested in July 2005. Total grants of 705,197 and 24,456 shares were issued to employees and directors, respectively. The IPO stock grants issued to employees vest on the third anniversary of the date of grant. However, the shares will vest immediately upon (i) the employee’s termination of employment by reason of death, disability or retirement, (ii) upon employee’s termination not for cause or resignation by the employee for good reason (as defined in the LTIP) if within two (2) years following the occurrence of a change in control, or (iii) employee’s termination for any reason during the thirty (30) day period beginning one year following the occurrence of a change of control. Retirement is defined under the LTIP as voluntarily leaving employment after attaining any normal or early retirement age specified in the Company’s benefit plans.

Prior to the adoption of SFAS No. 123(r), the Company’s policy for recognizing compensation expense was to amortize the fair value of the IPO stock grants over the stated vesting period, even though that stated vesting period may not be substantive. As a result, the Company recognized compensation expense of $3.2 million for IPO stock grants made during fiscal 2005. Had the Company applied SFAS No. 123(r) to the IPO stock grants, and, as a result, recognized the fair value of the grants over the requisite service period as opposed to the stated vesting period of three years, the additional compensation expense that would have been recognized in fiscal 2005 would have been approximately $3.0 million. The compensation expense recorded in fiscal 2006 that would not have been recognized had SFAS No. 123(r) been applied to the IPO stock grants issued in the quarter ended January 1, 2005 was approximately $1.6 million. The Company will continue to recognize the compensation expense for the IPO stock grants by amortizing the fair value over the stated three-year vesting period.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

In January 2005, the Board of Directors approved replacement employment agreements with the Chief Executive Officer and the Senior Vice President, Planning and Administration and replacement change in control (“CIC”) agreements with the other officers. Equity grants to the Company’s officers under the Company’s LTIP, consisting of 355,722 shares of nonvested stock (“CIC stock grants”), stock-settled stock appreciation rights with respect to 173,860 shares (“stock-settled SARs”) and 96,558 performance share awards (“performance shares”), were approved and awarded in January 2005. The CIC stock grants vest as to 25% of the shares on each anniversary of the date of grant, beginning January 24, 2006, provided, however, that the shares will vest immediately upon (i) the executive’s termination of employment by reason of death, disability or retirement, (ii) upon employee’s termination not for cause or resignation by the employee for good reason (as defined in the LTIP) if within two (2) years following the occurrence of a change in control, or (iii) employee’s termination for any reason during the thirty (30) day period beginning one year following the occurrence of a change of control. Additional equity grants for other management participants, consisting of stock-settled SARs with respect to 88,306 shares and 88,553 performance shares, were also approved and awarded with the same vesting periods as discussed below.

The stock-settled SARs vest 50% in the third year and 50% in the fourth year after the grant date; provided, however, that the stock-settled SARs will vest and become immediately exercisable upon (i) the executive’s termination of employment by reason of death, disability or retirement, or (ii) upon termination not for cause or resignation by the employee for good reason if within two (2) years following the occurrence of a change in control.

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

The equity grants and awards are summarized as follows (share and dollar amounts in thousands):

	Grant Date	Shares	Fair Value	Vesting Period
IPO stock grants	October 2004
Employees		705	$7,757	36 months
Directors		25	280	9 months
CIC stock grants	January 2005	356	4,863	48 months

Stock-settled SARs	January 2005	262	1,795	48 months
	November 2005	241	2,003	48 months

Performance shares	January 2005	185	2,288	33 months
	November 2005	167	2,654	35 months

Director stock units	Quarterly	8	123	Various

Directors’ stock annual retainer	February 2006	19	280	—

Total		1,968	$22,043

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

The Company determined that all of the above grants were equity-classified awards under SFAS No. 123(r). As a result, the fair value of the awards has been measured at grant date and is being recognized as compensation expense over the applicable vesting periods, except as noted below. The fair value of the IPO stock grants, CIC stock grants and performance shares was the quoted public market price of the shares on the date of the grant. The fair value of the stock-settled SARs was determined under the Black-Scholes-Merton valuation method. The SARs issued January 2005 had a calculated term of 6.75 years, as determined under the simplified method, a risk free rate of 3.93% and a volatility of 45%, based on data from a peer group of similar profile companies. The SARs issued in November 2005 were valued with the same assumptions, except the risk free rate used was 4.47%. The contractual term of the stock-settled SARs is ten years.

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

The amount of the share-based compensation expense recognized in fiscal 2005 from the CIC stock grants issued in January 2005 and the stock-settled SARs granted in January 2005 related to those recipients aged 55 or over was $5.3 million and represented 490,642 shares. The amount of the share-based compensation expense recognized in fiscal 2006 from the stock-settled SARs granted in November 2005 related to those recipients aged fifty-five or older was $1.3 million and represented 139,683 shares.

Total share-based compensation expense was $6.0 million and $9.8 million for the years ended September 30, 2006 and October 1, 2005, respectively, and is reflected within distribution, general and administrative expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations related to the share-based compensation expense was $2.3 million and $3.5 million for the years ended September 30, 2006 and October 1, 2005, respectively.

A summary of the status of the Company’s nonvested stock grants is as follows (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at October 2, 2004	—	—

Changes during period:
Granted	1,536	$11.11
Vested	(76)	11.15
Forfeited	(1)	12.23

Outstanding at October 1, 2005	1,459	$11.11

Changes during period:
Granted	431	$11.62
Vested	(107)	13.25
Forfeited	(21)	11.99

Outstanding at September 30, 2006	1,762	$11.10

At September 30, 2006, the total share-based compensation cost related to nonvested grants and awards not yet recognized is approximately $6.2 million. The weighted average period over which the remaining share-based compensation expense is to be recognized is approximately sixteen months.

(10) Contingent Liabilities

Four female employees of the Company’s Corporate Office Information Services (I/S) Department filed an Equal Employment Opportunity Commission (“EEOC”) sex discrimination suit against the Company in the United States District Court for the Northern

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

District of Georgia asserting gender based claims about employment and promotion decisions in the Corporate Office I/S Department. One of the employees continues to be employed by the Company. After its administrative consideration of the claims, the EEOC issued “Right to Sue” letters to the four complainants in these claims, meaning that the EEOC would not sue or participate in a suit against the Company on behalf of the parties in these actions nor would it pursue a systemic discrimination charge in this matter. The letter provided that the individuals could pursue their claims and litigation on their own should they so desire. The four complainants filed an action in federal district court on March 19, 2003, seeking class certification for their claims of gender discrimination, unspecified monetary damages and injunctive relief. The U.S. District Court, in an Order entered June 13, 2005, denied the motion of the plaintiffs to certify the litigation as a class action. The Court’s ruling, for which the plaintiffs did not seek an interlocutory appeal, means that the litigation will not proceed as a class action and will be litigated as individual claims of the four named plaintiffs. Discovery for the individual claims have now been completed, and we have filed motions for summary judgment against each of the plaintiffs. The Company intends to defend the litigation vigorously and does not believe the lawsuit will have a material adverse effect on its financial condition or results of operations.

The Company was sued by one of the Company’s hourly workers in the U.S. District Court for the Northern District of Alabama. The complaint sought injunctive relief and damages under the Fair Labor Standards Act (“FLSA”) and contended that the employee was not compensated appropriately for time spent donning and doffing certain clothing for his job. The case was settled on April 3, 2006 for an insignificant amount. The Company has been named as a defendant in four new donning and doffing lawsuits filed by employees or former employees of Gold Kist in Alabama and South Carolina. The Alabama suits seek to represent employees at specifically named plants while the South Carolina litigation attempts to institute an action on behalf of certain hourly employees at each of the Company’s divisions. Each of the lawsuits is seeking classification as an opt-in collective action, which would mean that the lawsuit would cover the named plaintiffs and current or former employees who elect to participate. The Company intends to defend these lawsuits vigorously. As of September 30, 2006, the Company has not reserved any amounts in this matter because a loss is not considered probable or estimable.

The Department of Labor has recently contacted many members of the U.S. poultry industry, including Gold Kist, who were included in a wage and hour audit initiated by the U.S. Department of Labor in 2000. The Department of Labor has been of the opinion that many poultry companies have not been accurately compensating employees for the time spent on such activities as donning and doffing work equipment. Following the recent Supreme Court decision in the IBP/Alvarez case, the Department of Labor has reasserted its audit concerns in this area. The Company has been reviewing its operations and pay practices to determine the appropriate response to the Department of Labor. Prior to being contacted by the Department of Labor, the Company designed plans which were implemented on May 1, 2006 to modify practices at its facilities to address concerns described in the IBP/Alvarez case and the Department of Labor audit. The Company intends to defend this lawsuit vigorously. As of September 30, 2006, the Company has not reserved any amounts in this matter because a loss is not considered probable or estimable.

In re Gold Kist Shareholders Litigation and Ponds Edge Capital, LLC v. John Bekkers, et al. Gold Kist and the members of our board of directors have been named as defendants in three substantially identical purported shareholder class actions, two of which have been consolidated in the Court of Chancery of the State of Delaware in and for New Castle County under the caption In re Gold Kist Shareholders Litigation, C.A. No. 2492-N, and one of which has been filed in the Superior Court of Fulton County, Georgia, captioned Ponds Edge Capital, LLC v. John Bekkers, et al., Civil Action File No. 2006CV124898. The lawsuits allege that the Defendants are breaching their fiduciary duties in responding to the Pilgrim’s tender offer, including by failing to inform themselves regarding potential strategic alternatives and the value of the Company in a fully negotiated transaction. The lawsuits seek injunctive relief and unspecified damages. The Company and the other defendants deny that they have breached their fiduciary duties, further deny that they are liable to the plaintiffs or the purported plaintiff class in any amount, and are vigorously defending these class actions.

Gold Kist is a party to various other legal, environmental and administrative proceedings, which management believes constitute ordinary routine litigation incidental to the business conducted by Gold Kist. Potential liability with respect to such proceedings is either accrued or not expected to be significant.

(11) Write-off of Investments

In October 1998, the Company completed the sale of assets of the Agri-Services business segment to Southern States Cooperative, Inc. (“SSC”). In connection with the transaction, the Company purchased from SSC $60 million principal amount of capital trust securities and $40 million principal amount of cumulative preferred securities for $98.6 million in October 1999.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

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

The write-off of an investment in fiscal 2005 of $2.5 million represents an investment in a supply cooperative in which the Company is no longer a member.

(12) Income (Loss) Per Share

The net income (loss) for both the basic and diluted earnings per share computations was $3.2 million and $(17.7) million for the quarter and fiscal year ended September 30, 2006, respectively. Following is a reconciliation of weighted average common shares – basic to weighted average common shares – diluted (share amounts are in thousands).

	Fiscal Year Ended October 1, 2005	Fiscal Year Ended September 30, 2006
Weighted average common shares – basic	49,999	50,100
Dilutive impact of share-based compensation grants	637	—

Weighted average common shares – diluted	50,636	50,100

Due to the net loss for the year ended September 30, 2006, the basic shares are used for calculating both basic and diluted loss per share. Shares that could potentially dilute basic net income per share in the future that were not included in the calculation of the diluted net loss per common share because of their antidilutive impact totaled 1,762.

(13) Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended September 30, 2006
Net Sales	$545,360	$532,365	$505,338	$544,311
Gross profit (loss)	32,397	(2,852)	14,377	42,281
Net operating income (loss)	5,384	(27,743)	(12,290)	7,174
Net income (loss)	2,543	(16,227)	(7,254)	3,193
Basic net income (loss) per common share	$.05	$(.32)	$(.14)	$.06
Diluted net income (loss) per common share	$.05	$(.32)	$(.14)	$.06

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

Fiscal Year Ended October 1, 2005
Net Sales	$551,958	$570,809	$598,835	$582,660
Gross profit	47,836	93,255	101,795	77,198
Net operating income	21,452	60,179	72,943	51,009
Net income	4,193	38,669	44,413	24,971
Basic net income per common share	$.08	$.77	$.89	$.50
Diluted net income per common share	$.08	$.77	$.88	$.49

All quarters in fiscal 2005 and 2006 were 13-week periods.

(14) Supplemental Combining Condensed Financial Statements

In March 2004, the Company issued senior notes in a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The senior notes were issued at a price of 98.47%. Net proceeds from the sale were $191.2 million.

The Company’s senior notes, due 2014 are jointly and severally guaranteed by the Company’s domestic subsidiaries, which are 100% owned by Gold Kist Inc. (the “Parent”), except for GK Insurance Inc. (Non-Guarantor Subsidiary), a wholly owned captive insurance company domiciled in the State of Vermont.

The following is the supplemental combining condensed balance sheets as of October 1, 2005 and September 30, 2006, the supplemental combining condensed statements of operations for fiscal 2004, the transition quarter ended October 2, 2004, fiscal 2005 and fiscal 2006 and the supplemental combining condensed statements of cash flows for fiscal 2004, the transition quarter ended October 2, 2004, fiscal 2005 and fiscal 2006. The only intercompany eliminations are the normal intercompany revenues, borrowings and investments in wholly owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries, which are 100% owned by the Parent, are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

Balance Sheet:

	As of October 1, 2005
	Parent Only	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$140,337	$672	$2,558	$—	$143,567
Receivables, net	125,200	13,147	36,161	(49,119)	125,389
Inventories, net	233,415	266	—	—	233,681
Deferred income taxes, net, and other current assets	15,738	(683)	23,324	—	38,379

Total current assets	514,690	13,402	62,043	(49,119)	541,016
Property, plant and equipment, net	286,259	256	—	—	286,515
Deferred income taxes, net, and other assets	102,381	2,860	8,680	(23,531)	90,390

	$903,330	$16,518	$70,723	$(72,650)	$917,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,518	$—	$—	$—	$1,518
Accounts payable	125,488	282	841	(49,119)	77,492
Accrued compensation and related expenses	27,277	15	—	—	27,292
Accrued insurance costs	10,248	—	29,210	—	39,458
Other current liabilities	70,518	(782)	1,219	—	70,955

Total current liabilities	235,049	(485)	31,270	(49,119)	216,715
Long-term debt, less current maturities	143,714	—	—	—	143,714
Accrued postretirement benefit costs	58,411	—	—	—	58,411
Accrued insurance costs	—	—	32,600	—	32,600
Other liabilities	13,202	325	—	—	13,527

Total liabilities	450,376	(160)	63,870	(49,119)	464,967

Stockholders’ equity	452,954	16,678	6,853	(23,531)	452,954

	$903,330	$16,518	$70,723	$(72,650)	$917,921

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

Balance Sheet:

	As of September 30, 2006
	Parent Only	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$74,417	$567	$2,548	$—	$77,532
Receivables, net	114,039	15,295	47,634	(62,210)	114,758
Inventories, net	225,448	383	—	—	225,831
Deferred income taxes, net, and other current assets	10,638	(683)	15,339	—	25,294

Total current assets	424,542	15,562	65,521	(62,210)	443,415
Property, plant and equipment, net	332,670	232	—	—	332,902
Deferred income taxes, net, and other assets	106,687	2,545	13,165	(29,577)	92,820

	$863,899	$18,339	$78,686	$(91,787)	$869,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$2,221	$—	$—	$—	$2,221
Accounts payable	131,408	299	107	(61,887)	69,927
Accrued compensation and related expenses	17,549	22	—	—	17,571
Accrued insurance costs	9,828	—	19,256	—	29,084
Other current liabilities	52,096	485	2,890	(323)	55,148

Total current liabilities	213,102	806	22,253	(62,210)	173,951
Long-term debt, less current maturities	141,440	—	—	—	141,440
Accrued postretirement benefit costs	22,380	—	—	—	22,380
Accrued insurance costs	—	—	44,389	—	44,389
Other liabilities	15,519	—	—	—	15,519

Total liabilities	392,441	806	66,642	(62,210)	397,679

Stockholders’ equity	471,458	17,533	12,044	(29,577)	471,458

	$863,899	$18,339	$78,686	$(91,787)	$869,137

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

Statement of Operations:

	For the fiscal year ended June 26, 2004
	Parent Only	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$2,258,515	$2,857	$15,763	$(16,407)	$2,260,728
Cost of sales	1,896,024	2,708	17,070	(16,407)	1,899,395

Gross profit (loss)	362,491	149	(1,307)	—	361,333
Distribution, administrative and general expenses	107,444	1,248	80	—	108,772
Pension plan settlement loss	10,288	—	—	—	10,288

Net operating income (loss)	244,759	(1,099)	(1,387)	—	242,273
Interest, income taxes and other, net	(133,865)	2,537	1,578	(1,629)	(131,379)

Net income	$110,894	$1,438	$191	$(1,629)	$110,894

Statement of Operations:

	Transition quarter ended October 2, 2004
	Parent Only	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$646,265	$795	$3,070	$(3,619)	$646,511
Cost of sales	555,214	725	1,822	(3,619)	554,142

Gross profit	91,051	70	1,248	—	92,369
Distribution, administrative and general expenses	33,286	215	32	—	33,533

Net operating income (loss)	57,765	(145)	1,216	—	58,836
Interest, income taxes and other, net	(23,747)	166	(119)	(1,118)	(24,818)

Net income	$34,018	$21	$1,097	$(1,118)	$34,018

Statement of Operations:

	For the fiscal year ended October 1, 2005
	Parent Only	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$2,302,928	$3,105	$15,360	$(17,131)	$2,304,262
Cost of sales	1,984,334	3,151	13,824	(17,131)	1,984,178

Gross profit (loss)	318,594	(46)	1,536	—	320,084
Distribution, administrative and general expenses	112,702	808	85	—	113,595
Pension plan settlement loss	906	—	—	—	906

Net operating income (loss)	204,986	(854)	1,451	—	205,583
Interest, income taxes and other, net	(92,740)	(234)	989	(1,352)	(93,337)

Net income (loss)	$112,246	$(1,088)	$2,440	$(1,352)	$112,246

Statement of Operations:

	For the fiscal year ended September 30, 2006
	Parent Only	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$2,124,090	$4,439	$18,517	$(19,672)	$2,127,374
Cost of sales	2,042,466	4,011	14,366	(19,672)	2,041,171

Gross profit	81,624	428	4,151	—	86,203
Distribution, administrative and general expenses	107,177	260	89	—	107,526
Costs associated with unsolicited acquisition proposal and exploration of strategic alternatives	6,152	—	—	—	6,152

Net operating income (loss)	(31,705)	168	4,062	—	(27,475)
Interest, income taxes and other, net	13,960	687	1,130	(6,047)	9,730

Net income (loss)	$(17,745)	$855	$5,192	$(6,047)	$(17,745)

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

Statement of Cash Flows:

	For the fiscal year ended June 26, 2004
	Parent Only	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$219,812	$(5,114)	$20	—	$214,718
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(42,206)	(4)	—	—	(42,210)
Other	(442)	5,089	—	—	4,647

Net cash provided by (used in) investing activities	(42,648)	5,085	—	—	(37,563)

Cash flows from financing activities:
Proceeds from long-term debt	196,940	—	—	—	196,940
Principal repayments of long-term debt	(240,485)	—	—	—	(240,485)
Payments of deferred financing costs	(7,965)	—	—	—	(7,965)
Patronage refunds and other equity paid in cash	(3,935)	—	—	—	(3,935)
Changes in net overdrafts	(212)	—	—	—	(212)

Net cash used in financing activities	(55,657)	—	—	—	(55,657)

Net change in cash and cash equivalents	121,507	(29)	20	—	121,498
Cash and cash equivalents at beginning of period	2,625	164	2,509	—	5,298

Cash and cash equivalents at end of period	$124,132	$135	$2,529	—	$126,796

Statement of Cash Flows:

	Transition quarter ended October 2, 2004
	Parent Only	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$69,495	$(474)	$6,017	—	$75,038
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(25,160)	—	—	—	(25,160)
Other	694	652	—	—	1,346

Net cash provided by (used in) investing activities	(24,466)	652	—	—	(23,814)

Cash flows from financing activities:
Principal repayments of long-term debt	(1,914)	—	—	—	(1,914)
Payments of deferred financing costs	(444)	—	—		(444)
Patronage refunds and other equity paid in cash	(6,719)	—	—	—	(6,719)
Repayments of life insurance policy borrowings	(4,211)	—	—	—	(4,211)
Changes in net overdrafts	3,633	—	—	—	3,633

Net cash used in financing activities	(9,655)	—	—	—	(9,655)

Net change in cash and cash equivalents	35,374	178	6,017	—	41,569
Cash and cash equivalents at beginning of period	124,132	135	2,529	—	126,796

Cash and cash equivalents at end of period	$159,506	$313	$8,546	—	$168,365

GOLD KIST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004, October 2, 2004, October 1, 2005 and September 30, 2006

(Amounts in Thousands, Except Share Amounts)

Statement of Cash Flows:

	For the fiscal year ended October 1, 2005
	Parent Only	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$184,994	$(1,333)	$(5,988)	—	$177,673
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(80,748)	(12)	—	—	(80,760)
Other	4,606	1,704	—	—	6,310

Net cash provided by (used in) investing activities	(76,142)	1,692	—	—	(74,450)

Cash flows from financing activities:
Principal repayments of long-term debt	(158,266)	—	—	—	(158,266)
Payments of deferred financing costs	(1,017)	—	—	—	(1,017)
Patronage refunds and other equity paid in cash	(3,165)	—	—	—	(3,165)
Proceeds from initial public offering, net of expenses	139,876	—	—	—	139,876
Cash distributions to members and equity holders	(105,963)	—	—	—	(105,963)
Treasury stock acquired	(383)	—	—	—	(383)
Changes in net overdrafts	672	—	—	—	672
Other	225	—	—	—	225

Net cash used in financing activities	(128,021)	—	—	—	(128,021)

Net change in cash and cash equivalents	(19,169)	359	(5,988)	—	(24,798)
Cash and cash equivalents at beginning of period	159,506	313	8,546	—	168,365

Cash and cash equivalents at end of period	$140,337	$672	$2,558	—	$143,567

Statement of Cash Flows:

	For the fiscal year ended September 30, 2006
	Parent Only	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$36,145	$(440)	$(10)	—	$35,695
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(90,429)	(9)	—	—	(90,438)
Other	(8,917)	344	—	—	(8,573)

Net cash provided by (used in) investing activities	(99,346)	335	—	—	(99,011)

Cash flows from financing activities:
Principal repayments of long-term debt	(1,769)	—	—	—	(1,769)
Payments of deferred financing costs	(1,134)	—	—	—	(1,134)
Treasury stock acquired	(411)	—	—	—	(411)
Changes in net overdrafts	563	—	—	—	563
Other	32	—	—	—	32

Net cash used in financing activities	(2,719)	—	—	—	(2,719)

Net change in cash and cash equivalents	(65,920)	(105)	(10)	—	(66,035)
Cash and cash equivalents at beginning of period	140,337	672	2,558	—	143,567

Cash and cash equivalents at end of period	$74,417	$567	$2,548	—	$77,532

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Gold Kist Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a – 15(f). Management conducted an assessment of the effectiveness, as of September 30, 2006, of the Company’s internal control over financial reporting, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. KPMG LLP’s attestation report on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 appears on the following page.

/s/ John Bekkers
John Bekkers
Chief Executive Officer

/s/ Stephen O. West
Stephen O. West
Chief Financial Officer

December 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gold Kist Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gold Kist Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 1, 2005 and September 30, 2006, and the related consolidated statements of operations, patrons’ and other equity/stockholders’ equity and comprehensive income (loss), and cash flows for the year ended June 26, 2004, the transition quarter ended October 2, 2004 and the years ended October 1, 2005 and September 30, 2006, and our report dated December 14, 2006 expressed an unqualified opinion on those consolidated financial statements. Our report refers to changes in the method of accounting for share-based payment in 2005 and for amortization of unrecognized net actuarial losses related to the post-retirement medical plan in 2006.

KPMG LLP

Atlanta, Georgia

December 14, 2006

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

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning the Company’s Directors required by this Item is incorporated by reference to the information contained under the captions “Election of Directors – Nominees for Director,” “– Our Senior Management and Directors,” and “Section 16(a) Beneficial Reporting Compliance” in the Proxy Statement. The information concerning our executive officers required by this Item is incorporated by reference to the information contained under the caption “Election of Directors – Our Senior Management and Directors” in our Proxy Statement.

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

Item 11. Executive Compensation

The information concerning the Company’s Executive Officers required by this Item is incorporated by reference to the information contained under the captions “Corporate Governance Matters - Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership required by this Item is incorporated by reference to the information contained under the caption “Principal Stockholders” and “Executive Compensation - Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information contained under the caption “Proposal 2 – Ratification of KPMG LLP as the Independent Registered Public Accounting Firm of the Company for Fiscal 2007” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements:

•	Consolidated Balance Sheets as of October 1, 2005 and September 30, 2006

•	Consolidated Statements of Operations for the years ended June 26, 2004, the transition quarter ended October 2, 2004, and the years ended October 1, 2005 and September 30, 2006

•	Consolidated Statements of Patrons’ and Other Equity/Stockholders’ Equity and Comprehensive Income (Loss) for the year ended June 26, 2004, the transition quarter ended October 2, 2004, and the years ended October 1, 2005 and September 30, 2006

•	Consolidated Statements of Cash Flows for the year ended June 26, 2004, the transition quarter ended October 2, 2004, and the years ended October 1, 2005 and September 30, 2006

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules:

•	Schedule II – Valuation Reserves and Qualifying Accounts

All other schedules are omitted because they are neither applicable nor required.

3. Exhibits:

The exhibits filed with this report are listed in the Exhibit Index at the end of this Item 15.

(b) Index of Exhibits

Exhibit No.	Description of Exhibit
2.1	Amended and Restated Agreement and Plan of Conversion, dated as of July 23, 2004, between Gold Kist Holdings Inc. and Gold Kist Inc. (1)

2.2	Supplement to Amended and Restated Plan of Conversion, dated September 23, 2004, between Gold Kist Holdings Inc. and Gold Kist Inc. (1)

2.3	Agreement and Plan of Merger, dated as of December 3, 2006, among Gold Kist Inc., Pilgrim’s Pride Corporation and Protein Acquisition Corporation (2)

3.1	Amended and Restated Certificate of Incorporation of Gold Kist Holdings Inc. (3)

3.2	By-Laws of Gold Kist Holdings Inc. (3)

4.1	Indenture, dated March 10, 2004, by and between the Company and U.S. Bank National Association, as Trustee (4)

4.2	Form of 10 1/4% Senior Note due 2014 (4)

4.3	Form of Common Stock Certificate of Gold Kist Holdings Inc. (5)

4.4	Stockholder Protection Rights Agreement, dated July 9, 2004, between Gold Kist Holdings Inc. and SunTrust Bank, as rights agent (6)

4.5	First Amendment to Stockholder Protection Rights Agreement, dated December 4, 2006, between Gold Kist Inc. and Computershare Investor Services, LLC as successor rights agent (2)

10.1	Fifth Amended and Restated Credit Agreement dated as of December 16, 2005, with various banks, lending institutions and institutional investors, as lenders and Cooperative Centrale Raiffeisen-Boerenleen Bank B.A., New York Branch, as agent (4)

10.2	First Amendment to Fifth Amended and Restated Credit Agreement dated as of February 9, 2006 (7)

10.3	Second Amendment to Fifth Amended and Restated Credit Agreement dated as of May 8, 2006 (7)

10.4	Form of Deferred Compensation Agreement between Gold Kist Inc. and certain executive officers. (8)

10.5	Form of Gold Kist Supplemental Executive Retirement Income Nonqualified Deferred Compensation Agreement between Gold Kist and certain executive officers and Resolution of Gold Kist Board of Directors authorizing the Supplemental Executive Retirement Plan (9)

10.6	Form of Director Emeritus Life Benefits Agreement (10)

10.7	Form of Director Emeritus Agreement for Medical Benefits (10)

10.8	Gold Kist Executive Savings Plan, as amended (10)

10.9	Gold Kist Enhanced Defined Contribution Plan (11)

10.10	Gold Kist Holdings Inc. Long-Term Incentive Plan (6)

10.11	Form of Restricted Stock Certificate. (12)

10.12	Form of Stock Appreciation Rights Certificate (12)

10.13	Form of Performance Share Certificate (12)

10.14	Gold Kist Holdings Inc. Executive Management Incentive Plan (6)

10.15	Gold Kist Inc. 2004 Non-Employee Directors Compensation Plan (13)

10.16	Amendment No. 1 to Gold Kist Inc. 2004 Non-Employee Directors Compensation Plan (14)

10.17	Form of Deferred Stock Unit Award for Directors under Gold Kist Inc. 2004 Non-Employee Directors Compensation Plan (15)

10.18	Form of Restricted Stock Agreement for Non-Employee Directors (13)

10.19	Form of Gold Kist Executive’s Change in Control Agreement between Gold Kist and certain officers (12)

10.20	Employment Agreement between the Company and John Bekkers (12)

10.21	Employment Agreement between the Company and Michael A. Stimpert (12)

10.22	Summary of Named Executive Officer Compensation Arrangements

10.23	General Partnership Agreement (GC Properties) between Gold Kist Inc. and Cotton States Mutual Insurance Company, dated as of July 1, 1984 (16)

10.24	Lease from GC Properties, dated December 11, 1984, for home office building space (16)

10.25	Summary of Compensation Arrangement for Special Committee (17)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included with signatures)

31	Section 302, Sarbanes-Oxley Act Certifications

32	Section 906, Sarbanes-Oxley Act Certifications

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-119393) filed on September 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-50925) filed on December 4, 2006
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-50925) filed on October 13, 2004.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-50925) filed on December 20, 2005.
(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (File No. 333-116066) filed on August 6, 2004.
(6)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116066) filed on July 14, 2004.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006 (File No. 000-50925).
(8)	Incorporated by reference to the Predecessor Company’s Registration Statement on Form S-2 (File No. 2-59958).
(9)	Incorporated by reference to the Predecessor Company’s Registration Statement on Form S-2 (File No. 233-9007).
(10)	Incorporated by reference to the Predecessor Company’s Registration Statement filed on Form S-2 (File No. 33-36938).
(11)	Incorporated by reference to the Predecessor Company’s Annual Report on Form 10-K filed on October 13, 2000 (File No. 002-62681).
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-50925) filed on January 28, 2005.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-50925) filed on October 26, 2004.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2005 (File No. 000-50925).
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on February 15, 2005 (File No. 000-50925).
(16)	Incorporated by reference to the Registration Statement of Gold Kist Inc., a Georgia cooperative marketing association on Form S-2 (File No. 33-428).
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-50925) filed on September 21, 2006.

GOLD KIST INC.

Schedule II – Valuation Reserves and Qualifying Accounts

(Dollar Amounts in Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
	Balance at Beginning Of Period	Additions		Deductions		Balance At End Of Period
Description		Charged to Cost and Expenses	Charged To Other Accounts
Deducted in the consolidated balance sheets from the asset to which it applies:

Allowance for doubtful accounts:

Year ended June 26, 2004	$2,002	588	—	1,161	(A)	1,429
Transition quarter ended October 2, 2004	1,429	58	—	6	(A)	1,481
Year Ended October 1, 2005	1,481	563	—	942	(A)	1,102
Year ended September 30, 2006	1,102	243	—	142	(A)	1,203
(A) Represents accounts written off.

Allowance for deferred tax assets valuation:

Year ended June 26, 2004	$10,730	—	—	10,301	(B)	429
Transition quarter ended October 2, 2004	429	126	—	—		555
Year ended October 1, 2005	555	17	—	—		572
Year ended September 30, 2006	572	27	—	—		545

(B) Represents reversal of valuation allowance.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD KIST INC.

Date: December 14, 2006	By:/	s/ John Bekkers
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

SIGNATURE	TITLE	DATE
/s/ John Bekkers JOHN BEKKERS	Chief Executive Officer (Principal Executive Officer)	December 14, 2006

/s/ Stephen O. West STEPHEN O. WEST	Chief Financial Officer (Principal Financial Officer)	December 14, 2006

/s/ W. F. Pohl, Jr. W. F. POHL, JR.	Controller (Principal Accounting Officer)	December 14, 2006

/s/ R. Randolph Devening * R. RANDOLPH DEVENING	Director	December 14, 2006

/s/ A. D. Frazier, Jr. * A. D. FRAZIER, JR.	Director	December 14, 2006

/s/ Ray A. Goldberg * RAY A. GOLDBERG	Director	December 14, 2006

/s/ Jeffery A. Henderson * JEFFERY A. HENDERSON	Director	December 14, 2006

/s/ John D. Johnson * JOHN D. JOHNSON	Director	December 14, 2006

/s/ Douglas A. Reeves * DOUGLAS A. REEVES	Director	December 14, 2006

/s/ Dan Smalley * DAN SMALLEY	Director	December 14, 2006

/s/ W. Wayne Woody * W. WAYNE WOODY	Director	December 14, 2006

*	Signed by Stephen O. West

as attorney-in-fact